Form 10-Q
period 1995-09-30
VISX INC
filed 1995-11-14
CIK 837991

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                        For the transition period from    to
                                                      ----  ----

                         Commission File Number 1-10694

                               VISX, INCORPORATED
                               ------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      06-1161793
------------------------------------                  -------------------
    (State or other Jurisdiction                         (IRS Employer
  of Incorporation or Organization)                   Identification No.)

             3400 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA 95051
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

      (Registrant's telephone number, including area code): (408) 733-2020
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                  -----     -----

 Total number of shares of common stock outstanding as of
 October 31, 1995: 12,243,385.
                   -----------

                                                VISX, INCORPORATED

                                                 TABLE OF CONTENTS

                                                                                                    PAGE
PART I.          FINANCIAL INFORMATION

        ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                 Condensed Consolidated Interim Balance Sheets as                                    3
                 of September 30, 1995 and December 31, 1994

                 Condensed Consolidated Interim Statements of Operations for the Three Months        4
                 Ended September 30, 1995 and 1994 and for the Nine Months Ended September 30,
                 1995 and 1994

                 Condensed Consolidated Interim Statements of Cash Flows for the Nine Months         5
                 Ended September 30, 1995 and 1994

                 Notes to Condensed Consolidated Interim Financial Statements                        6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

                 Results of Operations                                                               8

                 Liquidity and Capital Resources                                                     11

PART II          OTHER INFORMATION

        ITEM 1.  Legal Proceedings                                                                   12

        ITEM 6.  Exhibits and Reports on Form 8-K                                                    14

     SIGNATURES                                                                                      15

PART I. FINANCIAL INFORMATION

   ITEM 1.    CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                        VISX, Incorporated and Subsidiaries

                                   CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                                              (Dollars in thousands)

                                                                       September 30,  December 31,
                                                                           1995          1994
                                                                       -------------  -----------
                                                                                (unaudited)
    ASSETS
    CURRENT ASSETS:
        Cash and cash equivalents                                         $  6,222       $ 11,161
        Short-term investments                                               6,059           --
        Accounts receivable:
           Trade                                                             4,211            268
           Alcon, a related party                                             --            2,659
        Inventories                                                          6,364          3,792
        Prepaid expenses                                                       347            187
                                                                          --------       --------
           Total current assets                                             23,203         18,067

    PROPERTY AND EQUIPMENT, NET                                              1,486          1,450
    OTHER ASSETS                                                               840          1,110
                                                                          --------       --------
                                                                          $ 25,529       $ 20,627
                                                                          ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
        Accounts payable                                                  $  2,743       $  2,058
        Accrued liabilities                                                  3,736          4,167
                                                                          --------       --------
           Total current liabilities                                         6,479          6,225
                                                                          --------       --------

    DEFERRED REVENUE AND OTHER LONG-TERM OBLIGATIONS                           409            409

    STOCKHOLDERS' EQUITY:
        Common stock - $.01 par value, 30,000,000 shares authorized;
          shares issued September 30, 1995 12,203,392;
          December 31, 1994 11,024,808                                         122            110
        Additional paid-in capital                                          65,979         50,689
        Accumulated deficit                                                (47,460)       (36,803)
        Less 500,000 common stock treasury shares, at cost                    --               (3)
                                                                          --------       --------
            Total stockholders' equity                                      18,641         13,993
                                                                          --------       --------
                                                                          $ 25,529       $ 20,627
                                                                          ========       ========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, Incorporated and Subsidiaries

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                      Three months ended              Nine months ended
                                                         September 30,                   September 30,
                                                    -----------------------       -----------------------
                                                      1995           1994           1995           1994
                                                    --------       --------       --------       --------
                                                          (unaudited)                   (unaudited)
   REVENUES:
       Product sales                                $  2,800       $    300       $  5,600       $  1,240
       Product sales to Alcon, a related party          --            3,686          1,680         11,753
       Service and other revenues                      1,151            897          3,146          2,127
                                                    --------       --------       --------       --------
         Total revenues                                3,951          4,883         10,426         15,120
                                                    --------       --------       --------       --------

   COSTS AND EXPENSES:
       Cost of revenues                                2,702          2,616          7,140          7,866
       Marketing, general and administrative           1,737          1,941          5,653          4,436
       Research, development and regulatory            2,069          2,039          6,677          5,017
       Reserve for product line disposition             --            1,500           --            1,500
                                                    --------       --------       --------       --------
         Total costs and expenses                      6,508          8,096         19,470         18,819
                                                    --------       --------       --------       --------

   LOSS FROM OPERATIONS                               (2,557)        (3,213)        (9,044)        (3,699)
                                                    --------       --------       --------       --------

   INTEREST AND OTHER INCOME, NET                        179            637            637            866
   LITIGATION SETTLEMENT                                --             --           (2,250)          --
                                                    --------       --------       --------       --------
   OTHER INCOME (LOSS), NET                              179            637         (1,613)           866
                                                    --------       --------       --------       --------

   NET LOSS                                         $ (2,378)      $ (2,576)      $(10,657)      $ (2,833)
                                                    ========       ========       ========       ========
   NET LOSS PER SHARE                               $  (0.20)      $  (0.25)      $  (0.90)      $  (0.27)
                                                    ========       ========       ========       ========
   Weighted average number of shares                  12,156         10,440         11,823         10,328
                                                    ========       ========       ========       ========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, Incorporated and Subsidiaries

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                     1995             1994
                                                                                   --------         --------
                                                                                          (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(10,657)        $ (2,833)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    462              442

CHANGES IN ASSETS AND LIABILITIES:
    (Increase) decrease in trade accounts receivable                                 (3,943)             316
    (Increase) decrease in accounts receivable from Alcon                             2,659              (23)
    Increase in inventories                                                          (2,572)            (847)
    Increase in prepaid expenses                                                       (160)            (162)
    Decrease in other assets                                                            253              204
    Increase in accounts payable                                                        685              977
    (Decrease) increase in accrued liabilities                                         (431)           1,383
    Decrease in deferred revenue and other long-term obligations                       --               (250)
                                                                                   --------         --------
      Net cash used for operating activities                                        (13,704)            (793)
                                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (481)            (379)
    Purchase of short-term investments                                               (8,712)            --
    Proceeds from maturities of short-term investments                                2,653             --
                                                                                   --------         --------
       Net cash used in investing activities                                         (6,540)            (379)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                       15,305            2,192
                                                                                   --------         --------
      Net increase (decrease) in cash and cash equivalents                           (4,939)           1,020
    Cash and cash equivalents, beginning of period                                   11,161           11,847
                                                                                   --------         --------
    Cash and cash equivalents, end of period                                       $  6,222         $ 12,867
                                                                                   ========         ========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX Incorporated and Subsidiaries
          Notes to Condensed Consolidated Interim Financial Statements
                               September 30, 1995
                                   (Unaudited)


1.       BASIS OF PRESENTATION:

The Condensed Consolidated Interim Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The Condensed Consolidated Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim period. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year ending December 31, 1995.

2.       NET LOSS PER SHARE:

Net loss per share data has been computed using the weighted average number of common shares outstanding during each period, after giving effect to dilutive common stock equivalents. Common stock equivalents consist of the dilutive shares issuable upon the exercise of stock options (using the treasury stock method) and warrants. Net loss per share data has been computed using the weighted average number of shares outstanding during each period; dilutive common stock equivalents have been excluded from the computation as their effect would be to reduce the net loss per share amount.

3.       INVENTORIES CONSIST OF (IN THOUSANDS):

                                                     September 30,      December 31,
                                                         1995              1994
                                                     -------------      ------------
Raw materials and component parts                       $1,974            $1,394
Work in process                                          3,569             2,398
Finished goods                                             821              --
                                                        ------            ------
  Total                                                 $6,364            $3,792
                                                        ======            ======


4.       COMMON STOCK:

On February 14, 1995 the Company concluded a private placement of 1,200,000 shares of its Common Stock at a price of $10.85 per share and received net proceeds of approximately $12,288,000. The Company registered those shares for resale under the Securities Act of 1933 in April 1995.

5.       CLASS ACTION LITIGATION:

In June 1995, the Company reached a settlement (pending court approval) of the securities class action lawsuit against the Company. The net cost of settlement after insurance reimbursement was $2,250,000.

6.       RELATIONSHIP WITH ALCON:

Alcon representatives did not stand for reelection at the Company's annual shareholders' meeting on May 26, 1995, thus Alcon is no longer considered a related party to the Company.

7.       SHORT-TERM INVESTMENTS:

Short-term investments consist of U.S. Treasury Bills that will be held-to-maturity and are thus accounted for at amortized cost in accordance with Statement of Financial Accounting Standards No. 115. At September 30, 1995, the amortized cost approximated the aggregate fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

INCOME STATEMENT HIGHLIGHTS

                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                            SEPTEMBER 30                               SEPTEMBER 30
                              ------------------------------------------------------------------------------

                                1995           CHANGE       1994          1995            CHANGE      1994
                              --------         ------     --------      --------          ------    --------
Revenues                      $  3,951           (19%)    $  4,883      $ 10,426           (31%)    $ 15,120
Cost of revenues                 2,702             3%        2,616         7,140            (9%)       7,866
Gross margin percentage             32%                         46%           32%                         48%
Operating expenses               3,806           (31%)       5,480        12,330            13%       10,953
Percentage of revenues              96%                        112%          118%                         72%
Litigation settlement             --                          --           2,250           n/a          --
Net loss                        (2,378)           (8%)      (2,576)      (10,657)          276%       (2,833)
Net loss per share            $  (0.20)          (20%)    $  (0.25)     $  (0.90)          233%     $  (0.27)


SOURCES OF REVENUES

Product sales                 $  2,800           (30%)    $  3,986      $  7,280           (44%)    $ 12,993
Service and other revenues       1,151            28%          897         3,146            48%        2,127
                              --------          ----      --------      --------          ----      --------
Total revenues                $  3,951           (19%)    $  4,883      $ 10,426           (31%)    $ 15,120
                              ========          ====      ========      ========          ====      ========

Product revenues for the quarter ended September 30, 1995 were $2,800,000, a decrease of 30% from the $3,986,000 in product sales for the quarter ended September 30, 1994. The decline in product revenues in 1995 compared to 1994 is due to a reduced number of systems sold during the period to Alcon, the Company's exclusive international distributor. In light of market conditions and Alcon's level of inventory, Alcon purchased fewer VISX Systems from the Company during the third quarter of 1995 than in the third quarter of 1994. Additionally, in connection with the introduction of the new model VISX System, the Company agreed to reduce the distributor price to Alcon during 1995. Service and other revenues consisting primarily of sales of parts for VISX Systems, sales of VisionKey(R) cards, and customer service revenues for the quarter ended September 30, 1995 were $1,151,000, an increase of 28% from the $897,000 in service and other revenue for the quarter ended September 30, 1994. The increase is primarily due to a larger installed base of VISX Systems.

Product sales for the nine month period ended September 30, 1995 were $7,280,000, a decrease of 44% from the $12,993,000 in product revenues for the nine month period ending September 30, 1994. The decline in product sales in 1995 compared to 1994 is due to a reduced number of systems sold during the period to Alcon, the Company's exclusive international distributor. In light of market conditions and Alcon's level of inventory, Alcon purchased fewer VISX Systems from the Company in the first nine months of 1995 than in the first nine months of 1994. Additionally, in connection with the introduction of the new model VISX System, the Company agreed to reduce the distributor price to Alcon during 1995. Service and other revenues for the nine month period ended September 30, 1995 were $3,146,000, an increase of 48% over the $2,127,000 in service and other revenues for the nine month period ended September 30, 1994, due primarily to a larger installed base of VISX Systems.

The Company derives its revenues primarily from international sales of the VISX System, and to a lesser extent from sales of the Company's proprietary VisionKey(R) card and equipment service contracts. On September 29, 1995, the company received Food and Drug Administration ("FDA") approval of its PMA application for the VISX System for Phototherapeutic Keratectomy ("PTK"). The Company anticipates commercializing the VISX System in the fourth quarter of 1995 for this indication. On October 20, 1995, the FDA's Ophthalmic Devices Advisory Panel recommended approval of the Company's Pre-Market Approval ("PMA") application for the VISX System for treatment of low-level myopia. Although the FDA is not bound by the panel's recommendations in determining whether or not to grant PMA approval and there can be no assurance as to when or whether such approval will be received, the FDA tends to accord significant weight to advisory panel recommendations in determining whether to grant PMA. Unless such approval is obtained, the Company's ability to sustain or increase product sales will be entirely dependent upon international sales and sales for PTK in the United States, and upon Alcon Laboratories, Inc. and its affiliates ("Alcon"), the Company's exclusive marketing partner. The volumes and terms of purchases by Alcon of VISX Systems are determined from time to time by agreement between Alcon and VISX. Alcon accounted for 100% of the Company's product sales in the nine months ended September 30, 1995, compared to 93% in the nine months ended September 30, 1994. Historical financial information should not be considered as a reliable indicator of future performance, and past financial trends are not necessarily indicative of results or trends in future periods.

Until May 26, 1995, Alcon had been a related party to the Company by virtue of its representation on the Company's board of directors. Alcon's representatives did not stand for reelection at the Company's 1995 annual stockholders' meeting, and Alcon is therefore no longer considered a related party to the Company. Through May 26, 1995, sales to Alcon were reported as "Product Sales to Alcon, a related party," and after such date sales to Alcon are reported as "Product Sales." On October 28, 1995, Alcon, VISX and the other participants in VISX's pending stockholder derivative litigation announced an agreement in principle to settle such litigation pursuant to which, among other things, Alcon's exclusive domestic marketing and international distribution rights will be terminated subject to execution of a definitive settlement agreement and effective upon court approval of the settlement, which is expected in the first quarter of 1996.

COST OF REVENUES AND GROSS MARGINS

Cost of revenues consists of manufacturing costs, cost of services and warranty expenses. Gross profit as a percentage of revenues was 32% for the quarter ended September 30, 1995 and 46% for the quarter ended September 30, 1994. Decreased gross profit as a percentage of revenues for the third quarter of 1995 as compared to the third quarter of 1994 reflects lower VISX System sales volume and product transition costs from the Company's prior generation of the VISX System to the new model VISX System.

Gross profit as a percentage of revenues was 32% for the nine months ended September 30, 1995 and 48% for the nine months ended September 30, 1994. Decreased gross profit as a percentage of revenues for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 reflects lower VISX System sales volume and product transition costs from the Company's prior generation of the VISX System to the new model VISX System.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                          (DOLLARS IN THOUSANDS)
                                       THREE MONTHS ENDED                         NINE MONTHS ENDED
                                          SEPTEMBER 30                              SEPTEMBER 30
                                -------------------------------- ------------------------------------------

                                 1995        CHANGE        1994            1995        CHANGE        1994
                                 ----        ------        ----            ----        ------        ----
Marketing, general and
administrative expense        $  1,737       (11%)      $  1,941         $ 5,653         27%       $  4,436

Percentage of total
revenues                           44%                        40%             54%                        29%

Marketing, general and administrative expenses were $1,737,000 in the third quarter of 1995, a decrease of 11% compared to $1,941,000 of marketing, general and administrative expenses in the third quarter of 1994. The decrease in the three months ended September 30, 1995 compared to the same period of 1994 primarily reflects a one-time recruiting and compensation expense incurred in the prior year. Marketing, general and administrative expenses were $5,653,000 for the first nine months of 1995, an increase of 27% compared to $4,436,000 of marketing, general and administrative expenses in the first nine months of 1994. The increase in the first nine months ended September 30, 1995 compared to the same period of 1994 primarily reflects increased staffing levels and increases in legal expenses associated with pending litigation.

RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES

                                                         (DOLLARS IN THOUSANDS)
                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                                        SEPTEMBER 30                                SEPTEMBER 30
                            -------------------------------------     --------------------------------------

                               1995         CHANGE        1994            1995        CHANGE         1994
                               ----         ------        ----            ----        ------         ----
Research,
development and
regulatory expense          $  2,069           1%       $  2,039        $  6,677          33%       $  5,017

Percentage of total
revenues                          52%                         42%             64%                         33%

Research, development and regulatory expenses were $2,069,000 in the third quarter of 1995, an increase of 1% compared to $2,039,000 of research, development and regulatory expenses in the third quarter of 1994. Research, development and regulatory expenses were $6,677,000 for the first nine months of 1995, an increase of 33% compared to $5,017,000 of research, development and regulatory expenses in the first nine months of 1994. The increase in 1995 compared to 1994 primarily reflects increased consulting and regulatory expenses necessary to conduct U.S. clinical trials, to complete and finalize clinical data, to pursue PMA applications filed with the FDA, and consulting fees in support of the Company's PMA applications.

RESERVE FOR PRODUCT LINE DISPOSITION

Management of the Company made the determination not to pursue a PMA for the Model 2015, which is the excimer system designed by Taunton Technologies, Inc. prior to its merger with VISX, Incorporated, a California corporation, in 1990. The Company discontinued the clinical trials as of August 31, 1994 and terminated the IDEs pursuant to which those trials were conducted. The Company has established a reserve of $1,500,000 during the third quarter of 1994 to cover costs expected to be incurred as a result of its decision to discontinue clinical trials for the Model 2015.

INTEREST AND OTHER INCOME, NET

Interest and other income decreased to $179,000 in the third quarter of 1995 as compared to $637,000 in the third quarter of 1994. Interest income increased to $469,000 in the first nine months of 1995 and compared to $335,000 in the first nine months of 1994. The increase in interest income (which reflects the net amount of interest income earned in investments and marketable securities less any interest expense incurred) earned in 1995 as compared to 1994 is primarily due to higher average cash and cash equivalent balances which generated higher interest income. In addition, other income decreased as a result of the Company receiving from Aesculap-Meditec, GmbH, a one-time payment in the third quarter of 1994 for past patent infringement.

LITIGATION SETTLEMENT

In June 1995, the Company reached a settlement (pending court approval) of the securities class action lawsuit against the Company. The net cost of settlement after insurance reimbursement was $2,250,000.

                         LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and revenues from the sale of VISX Systems. At September 30, 1995, the Company had $12,281,000 in cash, cash equivalents and short-term investments compared to $11,161,000 at December 31, 1994. At September 30, 1995, the Company had working capital of $16,724,000 compared with $11,842,000 at December 31, 1994. The ratio of current assets to current liabilities at September 30, 1995 was 3.58 to one, compared to 2.90 to one at December 31, 1994.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used for operating activities was $13,704,000 in the first nine months of 1995 compared to $793,000 in the first nine months of 1994. The cash flows used for operating activities in 1995 primarily reflects the net loss incurred in the period. The increase in accounts receivable in the nine months ended September 30, 1995 primarily reflects a higher level of system sales and service revenue during the period to Alcon relative to the fourth quarter of 1994. The increase in inventories for the nine months ended September 30, 1995 primarily reflects the transition in operations to the Company's new VISX System, and the ramp up of production in anticipation of FDA approval for Phototherapeutic Keratectomy.

CASH FLOWS FROM INVESTING ACTIVITIES. Cash used for investing activities was $6,540,000 in the first nine months of 1995 compared to $379,000 in the first nine months of 1994. The increase in cash used for investing activities in the first nine months of 1995 relates primarily to the purchase of short-term investments. The increase in capital expenditures for the first nine months of 1995 was primarily due to the purchase and capitalization of equipment to support the Company's product transition to the new model VISX System, and other general capital equipment. Cash used for investing activities during the first nine months of 1994 was $379,000, primarily for general equipment purchases.

CASH FLOWS FROM FINANCING ACTIVITIES. On February 14, 1995, the Company concluded a private placement of 1,200,000 shares of its Common Stock, resulting in net proceeds of $12,288,000. Cash flows from financing activities, including exercise of stock options, during the nine months ended September 30, 1995 was $15,305,000. Cash provided by financing activities was $2,192,000 during the nine months ended September 30, 1994 which includes proceeds from the exercise of stock options.

On November 8, 1995, the Company completed a public offering of 2,500,000 shares of its common stock at a price of $23.75. The Company anticipates that its current cash and short-term investments, together with the proceeds of this public offerings will be sufficient to fund operating expenses for at least the next 24 months, including anticipated capital expenditures. The Company expects to continue to fund future operations and related research and development expenses from existing cash and short-term investments, revenues received from the sales of VISX Systems and future financing as required. If the Company were to receive FDA approval to market the VISX System for Laser Vision Correction in the United States, the Company could require additional capital to fund larger-scale manufacturing of the VISX System as well as future product development. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company or will not result in dilution to the Company's stockholders.

PART II.          OTHER INFORMATION

 ITEM 1.          LEGAL PROCEEDINGS.

         Securities Class Action Litigation Settlement. In June 1995, the Company reached a settlement (pending court approval) of the securities class action lawsuit against the Company. The net cost of settlement after insurance reimbursement is expected not to exceed $2,250,000. There have been no new material developments.

         Shareholder Derivative Litigation. In September 1994, an action was filed as a derivative action on behalf of the Company by CAP Advisers Limited, CAP Trust and Osterfak Limited (collectively, the "CAP Group"), who collectively owned in excess of 10% of the Company's outstanding Common Stock at the time the action was filed. The action names as defendants several former officers of the Company, present and former directors of the Company including representatives of Alcon, and Alcon and certain of its affiliates. The suit alleges, among other things, breaches of fiduciary duties involving the failure to exercise appropriate oversight over regulatory affairs and the Alcon marketing agreement by the named individual defendants including the Alcon representatives as well as breaches of certain of Alcon's marketing obligations under the Company's agreements with Alcon, and seeks monetary damages in excess of $2.25 billion from Alcon and the named individual defendants. Alcon has filed counterclaims against the CAP Group and the named individual defendants (other than the Alcon representatives) and two former directors of the Company not named in the original suit for interference with the Company's contractual relationship with Alcon. Alcon and the named individual defendants have also filed counterclaims against such two former directors for equitable indemnification and contribution. On October 28, 1995, VISX, Alcon and the CAP Group announced an agreement in principle to settle the litigation. The settlement is subject to execution of a definitive settlement agreement as well as court approval. The agreement in principle also relates to the settlement of the counterclaims filed by Alcon in the proceeding. Under the proposed settlement terms, the Company's domestic and international marketing agreements with Alcon will terminate upon court approval of the settlement. Court approval, if any, is not expected until the first quarter of 1996. Under the settlement, VISX will also be obligated to reimburse the CAP Group for legal fees and expenses and certain other related expenses incurred by them. In addition, VISX has certain obligations to indemnify its directors and officers in the event of litigation and is therefore obligated to reimburse the individual defendants for their legal fees and expenses. As a result, VISX anticipates incurring additional legal expenses in connection with the settlement of this litigation.

         Patent Proceedings. The Company is a party to a number of patent-related legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit or restrict the Company from manufacturing, marketing or selling its products in certain markets, limit the Company's ability to collect use and equipment royalties in certain markets and have a material, adverse effect on the Company's business, financial condition and results of operations. These proceedings are discussed separately below.

                  Canada. In February 1994, the Company filed suit in the Federal Court of Canada against Nidek Co., Ltd. and its Canadian distributor for infringement of three of VISX's Canadian patents. In August 1994, the Canadian trial court dismissed most of Nidek's counterclaims against VISX, and Nidek has appealed this dismissal. The Nidek appeal does not stay or delay the trial of VISX's claims against Nidek. In July 1995, the Company notified Chiron, LaserSight, Meditec, Nidek and Summit, and all of the doctors known to be using their equipment in Canada, that such manufacturers' products infringe VISX's Canadian patents. The Company offered all such manufacturers the opportunity to take a license in Canada. The Company entered into license agreements for Canada with Chiron and Meditec. The Company's offer to enter into license agreements expired on September 1, 1995, and on September 5, 1995, the Company filed lawsuits in Canada against LaserSight, Summit and their respective customers. The Company has also taken action in Canada to add Nidek's customers to the lawsuit already pending there between the Company and Nidek. The Company is seeking injunctive relief and unspecified money damages against all defendants in Canada. The Canadian actions other than the Nidek proceedings are in the pleading stage.

                  Europe. During the last two years, both Carl Zeiss GmbH and Summit filed oppositions to several of VISX's European patents before the EPO. The Company has filed written submissions in response to these oppositions. On October 17, 1995, the EPO held an oral hearing in the first of these oppositions and rendered an oral decision to revoke the patent. The patent at issue is directed to comparative topography apparatus and is neither currently in use in the VISX System nor part of the fundamental VISX patents for vision correction. The Company expects to appeal the decision once it receives a written opinion from the EPO. The EPO has set oral hearings in two additional opposition proceedings for December 1995. Due to the nature of the patent opposition process (in which claims can be reworded to overcome the opposition), it is impossible to predict the outcome of these opposition proceedings. In August 1995, the Company sued Herbert Schwind GmbH in Germany, alleging infringement of certain of the Company's European patents. In addition, Schwind has filed a nullity action in Germany against one of VISX's European patents. Although the Company believes it will prevail in this nullity action, there can be no assurance that such patent will survive the proceeding.

                  Azema Patent. On August 30, 1995, Summit sued the Company in the United States for infringement of a United States patent held by Summit. Summit acquired the rights to the patent in 1993, and Pillar Point did not acquire rights to the patent from Summit. The lawsuit claims that the manufacture and export of VISX Systems from the United States is an infringement of the patent. The Company believes that the lawsuit is without merit and intends to vigorously defend its position. Nevertheless, the cost of defending this action could be significant, and there can be no assurance that the VISX System will be held not to infringe the patent. In such event, the Company could be subject to significant liabilities to Summit and it could be necessary for the Company to seek a license from Summit in order for the Company to manufacture, market and sell products in the United States. There can be no assurance that a license would be available on acceptable terms or at all. It might also be necessary for the Company to attempt to redesign the VISX System so that it no longer infringes the patent, although there can be no assurance that any such redesign efforts would be successful. Additionally, a redesign of the VISX System, depending on its scope, could entail delays in the FDA approval of the redesign.

         Product Liability. VISX requires all clinical investigators to advise persons treated in United States clinical trials that the procedure is investigational and has not been determined to be safe or effective by the FDA and requires that signed consents be obtained prior to treatment. Notwithstanding these requirements, three individuals who were treated in United States clinical trials of the VISX System have sued their ophthalmologists and VISX following their surgery. These suits are currently pending in Michigan, New Jersey and Pennsylvania. VISX believes that is has meritorious defenses to these actions, and that their resolution will not have a material adverse effect on the Company's financial position or results of operations. However, all three suits are in the early stages of discovery and there can be no assurance as to their outcome.

   ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

         a)    Exhibits.

               Ex. 27  Financial Data Schedule

         b)    Reports on Form 8-K.

               Since June 30, 1995, the Company has filed the following Reports on Form 8-K:

               (a) On October 16, 1995, a Form 8-K was filed regarding the initiation of an investigation by the Federal Trade Commission into the activities of Pillar Point Partners and the companies that formed Pillar Point Partners (VISX and Summit Technology, Inc.)

               (b) On November 3, 1995, a Form 8-K was filed regarding the agreement in principle to settle the stockholder derivative suit filed in September 1994. See "Legal Proceedings -- Shareholder Derivative Litigation."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VISX, Incorporated
                                                 ------------------
                                                     (Registrant)

November____, 1995                       /s/Mark B. Logan
(Date)                                   Mark B. Logan
                                         Chairman of the Board and
                                         Chief Executive Officer

November____, 1995                       /s/Timothy R. Maier
(Date)                                   Timothy R. Maier
                                         Vice President and
                                         Chief Financial Officer (principal
                                         financial and accounting officer)

                                 EXHIBIT INDEX

Ex. 27  FINANCIAL DATA SCHEDULE