Form 10-K
period 1995-12-31
VISX INC
filed 1996-03-29
CIK 837991

                                     [LOGO]

                               1995 ANNUAL REPORT
                                 AND FORM 10-K

                               TABLE OF CONTENTS

ITEM                                             PAGE NUMBER
------------------------------------------  ----------------------

Letter to the Stockholders................            i

Annual Report on Form 10-K................            1

  Item 1. Business........................            2

  Item 2. Properties......................            11

  Item 3. Legal Proceedings...............            12

  Item 4. Submission of Matters to a Vote
   of Security Holders....................            14

  Item 5. Market for the Company's Common
   Equity and Related Stockholder
   Information............................            14

  Item 6. Selected Financial Data.........            15

  Item 7. Management's Discussion and
   Analysis of Financial Condition and
   Results of Operations..................            15

  Item 8. Financial Statements and
   Supplementary Data.....................            19

  Consolidated Financial Statements.......            19

  Notes to Consolidated Financial
   Statements.............................            23

  Report of Independent Public
   Accountants............................            32

  Item 14. Exhibits, Financial Statement
   Schedules and Reports on Form 8-K......            35

Company Directory.........................    Inside Back Cover

LETTER TO OUR STOCKHOLDERS:

    WHAT A DIFFERENCE A YEAR MAKES! As 1995 began, VISX
faced  significant challenges in nearly every aspect of
its business. Because of discrepancies noted by the FDA
in the  prior  year,  we  were  conducting  a  thorough
compliance  review  at our  investigational  sites. Two
significant  lawsuits  were  consuming  management  at-
tention  and Company resources. Agreements signed early
in the  Company's  history  had  granted  most  product
marketing  rights  to Alcon  Laboratories,  and further
obligated VISX to pay  25% of its  excess cash flow  to
Alcon.   The  Company  needed   a  cash  infusion  and,
reflecting these problems, the stock price had  reached
a low of $10 per share. Senior management and the Board
of Directors lacked cohesion and focus.                PHOTO OF MARK LOGAN

    Since then, a series of remarkable accomplishments has provided VISX with a renewed sense of energy and pride. Today we have a Company that is fully prepared to assume a leadership role in the industry VISX pioneered: Laser Vision Correction (LVC). A few of the steps that got us here include:

    -A strong new management team and a new Board of Directors;

    -Cash infusions through a small private placement and a public offering reinforcing VISX's presence in the equity market;

    -An infusion of regulatory expertise;

    -The receipt of royalty revenue from international licensing agreements and receipt of royalties by Pillar Point Partners.

    When I joined the Company in November 1994, one of my top priorities was to strengthen our management team. Together with valued members of the VISX team already in place, we began a recruitment effort which resulted in the hiring of several superbly qualified executives for key positions such as Chief Operating Officer, Chief Financial Officer, Vice President -- Regulatory & Clinical Affairs, Vice President -- Human Resources, and Medical Monitor. VISX now has a resourceful and highly motivated management team with impeccable professional credentials and solidly grounded experience in the specialized fields of lasers and vision correction. We can also report that 1995 saw a very positive change in our Board of Directors. VISX was able to attract individuals to serve who have broad business experience, a clear understanding of our potential, and the will to enact the bold policy changes needed.

    The next issue we addressed was our finances. In February VISX completed a small private placement providing cash required to fund operations. We were confident that in the following months we could increase the Company's market value and then raise a larger amount at a higher valuation. In November we renewed and reaffirmed our presence in the equity market by completing a public offering of common stock, managed by Dillon, Read & Co. Inc. and PaineWebber Incorporated, that provided net proceeds of $64 million. With this funding we can move ahead vigorously with internal growth plans and pursue opportunities outside the Company to strengthen and expand our product line.

    In March 1995, VISX introduced the STAR Excimer Laser System to international markets at our Hong Kong Users' Meeting. Physicians attending the Hong Kong meeting were most enthusiastic and predicted that the system would set a new technology standard for Laser Vision Correction. Outstanding clinical results have been compiled by some of the world's finest ophthalmologists using this accurate and physician-friendly Laser Vision Correction device.

    We also made steady progress on the regulatory front during 1995. In March, after installing a new regulatory team, we completed an independent review of our clinical sites and re-opened our clinical studies to new enrollment. At the end of September, VISX received FDA Pre-Market Approval ("PMA") for the therapeutic use of the VISX Excimer Laser System. In October, the FDA Ophthalmic Devices Advisory Panel recommended approval of our PMA application for Photorefractive Keratectomy (PRK), the primary commercial indication of Laser Vision Correction. In November, the FDA followed that recommendation with an approvable letter, and on March 26, 1996 we received FDA approval for the use of the VISX System for PRK.

    VISX pioneered modern Laser Vision Correction and its patents are recognized as the most fundamental and important in the field. During 1995, VISX commercialized its intellectual property by licensing its technology to other manufacturers internationally. These licenses to Aesculap-Meditec, Chiron Vision and Herbert Schwind GmbH not only provide a revenue stream, but add strength to the validity of the patents themselves and to the basic technology. In December 1995, the Pillar Point Partnership that holds our fundamental United States patents received its first royalty income.

    Finally, we resolved two major lawsuits. First, the stockholder class action lawsuit was settled, which probably saved hundreds of thousands of dollars in legal fees and put an end to the diversion of management's attention from the business of the Company. Later in the year, we reached agreement in a derivative lawsuit filed on our behalf by one of our largest shareholders, CAP Advisers, against our marketing partner, Alcon Laboratories, Inc., and certain former directors and officers of VISX. The terms of this agreement are very favorable to VISX. The agreement returns all marketing rights to us and eliminates the requirement to pay Alcon 25% of the Company's excess cash flow. For the first time, VISX exists as an independent, fully integrated company.

    As VISX moves into 1996, we are invigorated by our successful recovery from the substantial challenges of the past. Now, however, there will be new challenges and opportunities as we build the U.S. Laser Vision Correction market, focusing first on the correction of low myopia, or nearsightedness, and then astigmatism and hyperopia, or farsightedness. Our immediate focus will be on building our marketing and sales organization to meet the anticipated global demand for the STAR Excimer Laser System. We have begun this process by recruiting a talented, experienced sales and marketing staff which includes several key people from Alcon. These individuals bring with them well-established professional relationships in the eyecare arena and the ability to provide continuity and a smooth transition for our customers.

    Recognizing that VISX's fundamental strength has always been its technology, we want to assure our stockholders that we will continue to pursue technological advancements that can lead us to revolutionary new products in the Laser Vision Correction field. In the U.S. market, VISX is unique in that we have chosen to focus on our core strengths rather than diversify into the retail delivery side of our industry. We believe this philosophy will help position VISX as the premier service and technology company in the Laser Vision Correction market.

    To all our stockholders, customers, and especially our employees, I want to say thank you for your loyalty and support in 1995 and years past. We are committed to maintaining our momentum and building on our fine achievements. We look forward to an eventful and rewarding 1996 as VISX moves to the forefront of this new industry known as Laser Vision Correction.

                                          /s/ Mark B. Logan
                                          Mark B. Logan
                                          CHAIRMAN OF THE BOARD, PRESIDENT AND
                                          CHIEF EXECUTIVE OFFICER

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended:               Commission file number:
           DECEMBER 31, 1995                            0-10694

                            ------------------------

                               VISX, INCORPORATED
             (Exact name of Registrant as specified in its charter)

                            ------------------------

            DELAWARE                          06-1161793
    (State of incorporation)               (I.R.S. Employer
                                          Identification No.)

                            3400 CENTRAL EXPRESSWAY
                             SANTA CLARA, CA 95051
                                 (408) 733-2020
    (Address, including zip code and telephone number, including area code, of Registrant's principal executive offices)

              DELAWARE                             06-1161793
------------------------------------  ------------------------------------
    (STATE OR OTHER JURISDICTION       (IRS EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE.

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 22, 1996 is approximately $508,952,000. The number of shares of Common Stock outstanding as of March 22, 1996 was 15,204,169.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 1996 are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
THE COMPANY

    VISX, Incorporated ("VISX") is a leader in the design and development of proprietary technologies and systems for laser vision correction ("LVC"), an outpatient surgical procedure to treat refractive vision disorders such as nearsightedness, astigmatism and farsightedness with the goal of eliminating or reducing reliance on eyeglasses and contact lenses. In LVC, a computer-controlled excimer laser ablates, or removes, submicron layers of tissue from the surface of the cornea to reshape the eye, thereby improving visual acuity. Vision correction represents one of the largest medical markets with over 100 million people in the United States experiencing some form of nearsightedness, astigmatism or farsightedness. Industry sources estimate that approximately $13 billion was spent on eyeglasses, contact lenses and other corrective eyewear in the United States in 1994. Vision correction is typically paid for by the individual receiving treatment, and does not rely on reimbursement from governmental or private health care payors.

    Since its inception in 1985, VISX has been developing a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. The Company's strategy is to commercialize this intellectual property position through (1) per procedure and equipment royalties from Pillar Point Partners ("Pillar Point"), (2) international use and equipment royalties collected under direct licensing agreements, and (3) worldwide sales of the VISX System.

REFRACTIVE VISION DISORDERS AND LVC

    The human eye is approximately 25 millimeters in diameter and functions much like a camera, incorporating a lens system that focuses light (the cornea and the lens), a variable aperture system which regulates the amount of light passing through the eye (the iris) and a film which records the image (the retina). Images enter the human eye through the cornea. In a properly functioning eye, the cornea bends, or refracts, the incoming images, causing the images to focus on the retina of the eye. Refractive vision disorders are caused by improper curvature of the cornea, which results in the cornea being unable to properly focus the light passing through it. As a result, the viewer perceives a blurred image. Nearsightedness (also known as myopia), astigmatism and farsightedness (also known as hyperopia) are the three most common refractive vision disorders. In a nearsighted eye, images are focused in front of the retina. In an astigmatic eye, images are not focused at any one point. In a farsighted eye, images are focused behind the retina. Currently, eyeglasses or contact lenses are most often used to correct the vision of people with refractive vision disorders.

    The principal market for LVC is the correction of refractive vision disorders such as nearsightedness, astigmatism and farsightedness. In 1993, industry sources estimated that over 100 million people in the United States used eyeglasses or contact lenses to correct refractive vision disorders. Of these individuals, approximately 60 million are estimated to suffer from nearsightedness, with approximately 90% of nearsighted persons having low-level myopia. The Company estimates that approximately one-fourth of all sufferers of nearsightedness also experience astigmatism and an additional 23 million people in the United States suffer from astigmatism, but do not experience nearsightedness. United States consumers spent approximately $13 billion on eyeglasses, contact lenses and other corrective eyewear in 1994 according to industry sources. The Company believes that LVC will make it possible for many of these people to eliminate or reduce their reliance on corrective eye wear. In particular, the Company believes that many of the approximately 26 million contact lens users in the United States will be particularly receptive to LVC as they have already chosen to use an alternative to eyeglasses for vision correction.

    Industry sources estimate that between 250,000 and 300,000 radial keratotomy ("RK") procedures are performed annually in the United States. RK is a surgical procedure in which the ophthalmologist uses a scalpel to make a series of incisions in the cornea with the goal of reshaping the cornea to correct the patient's vision. Because RK is a manual procedure and is not performed with a computer-controlled device, it is highly dependent on the surgical skill of the ophthalmologist performing the procedure. In addition, because RK involves incisions into the corneal tissue, it weakens the structure of the cornea which can have adverse consequences as patients age. Furthermore, RK has never undergone a controlled clinical study under a U.S. Food and Drug Administration ("FDA") protocol because no medical devices, other than a scalpel, are used in the procedure. The Company believes, based on currently available follow-up data and market trends in countries where LVC is commercially available, that more people will seek vision correction through LVC than through RK because LVC involves reduced surgical risk, does not weaken the corneal tissue, is less invasive and is less dependent on the ophthalmologist's skill.

CORNEAL PATHOLOGIES AND PTK

    Corneal pathologies include traumatic and congenital defects and diseases of the cornea which result in restricted vision. A number of conditions can cause a clouding or opacification of the cornea, resulting in a loss of visual acuity. A typical treatment of these conditions is a corneal transplant, which involves major surgery, is expensive and is dependent on the availability of a suitable donor cornea as well as on the individual surgeon's skill and experience. Corneal transplants frequently produce irregular corneal surfaces which can compromise the patient's vision. Additional major concerns relating to corneal transplants are the possible transmission of viruses and rejection of the transplanted tissue. Certain corneal pathologies can be addressed with an excimer laser system in a procedure known as PTK, or phototherapeutic keratectomy. In PTK, submicron layers of tissue are ablated from the surface of the cornea in order to remove diseased, scarred or sight-inhibiting tissue with the principal goal of alleviating the symptoms associated with the corneal pathology. Although PTK is an important medical procedure for people who suffer from corneal pathologies, the market opportunity represented by PTK is significantly smaller than that represented by LVC.

PROCEDURES

    LVC PROCEDURE. On March 26, 1996, the FDA approved the use of the VISX System to correct mild to moderate nearsightedness. To perform LVC, also known as photorefractive keratectomy or PRK, with excimer lasers, the ophthalmologist determines the exact correction required (which is measured by the same examination used to prescribe eyeglasses or contact lenses) and programs the correction into the excimer laser system's computer. The computer calculates the data needed to make a precise corneal correction which the physician verifies before commencing the laser treatment. The excimer laser system emits laser pulses to ablate submicron (a micron equals 0.001 of a millimeter) layers of tissue from the surface of the cornea in a pattern to reshape the front surface of the cornea. The depth of tissue ablated during the procedure typically is less than one-half of the thickness of a human hair. The average procedure, which lasts approximately 15 to 40 seconds, consists of approximately 150 laser pulses each of which lasts several billionths of a second with cumulative exposure to laser light of less than one second. The entire patient visit, including preparation, application of a topical anesthetic and post-operative dressing, generally lasts no more than 30 minutes.

    Following the procedure, the ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and alleviate discomfort. Individuals undergoing LVC may experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. Although most patients experience improvement in uncorrected vision within a few days of the procedure, it generally takes from two to six months for the correction to stabilize and for the full benefit of the procedure to be realized. An individual typically has one eye treated in a session, with the second eye treated three to six months later.

    The LVC procedure described above can be performed using a number of manufacturers' excimer laser systems, including the VISX System. However, the VISX System incorporates several advanced technological features that permit treatment of hyperopia as well as simultaneous treatment of myopia and astigmatism, including a proprietary adjustable iris and proprietary software.

    Another refractive procedure that can be performed with excimer laser systems is laser in situ keratomileusis ("LASIK"). LASIK is a variation of a non-laser technique in which a knife, or microkeratome, is used to open a flap on the surface of the cornea. Laser energy is then used to ablate corneal cells on the exposed surface to improve the person's visual acuity, and the flap is then folded back into place. VISX Systems are being used for LASIK in several international markets. The Company has not commenced clinical trials involving use of the VISX System for LASIK in the United States. LASIK is covered by the patents held by Pillar Point, and as such the procedure requires payment of a royalty to Pillar Point for each LASIK procedure performed. SEE "RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY."

    PTK PROCEDURE. PTK is an outpatient surgical procedure to treat corneal pathologies. In this procedure, submicron layers of tissue are ablated from the surface of the cornea to remove diseased, scarred or sight-inhibiting tissue. The Company estimates that VISX Systems have been used worldwide to perform approximately 10,000 PTK procedures. On September 29, 1995, the Company received FDA approval of its Pre-Market Approval ("PMA") application for the VISX System for PTK.

PRODUCTS

    VISX SYSTEM. The VISX System is a fully integrated unit incorporating an excimer laser and a computer-driven workstation for use by an ophthalmologist. The system is designed to enable an ophthalmologist to perform LVC and PTK after a brief training program. The VISX System automatically varies the diameter of the laser beam using a sophisticated optical delivery system that provides temporal and spatial integration of an excimer laser beam through an adjustable, mechanical iris. In March 1995, the Company introduced a streamlined model of the VISX System. This system is functionally equivalent to the prior model, but is one-half its size, easier and more economical to operate, and is capable of treating farsightedness in addition to nearsightedness and astigmatism.

    Excimer lasers ablate tissue without generating the heat associated with many other types of lasers that use different wavelengths which can result in unintended thermal damage to surrounding tissue. The excimer laser operates in the ultraviolet spectrum and acts on the surface of the cornea without any measurable effect in the interior of the cornea, which is approximately 500 microns thick, or the other parts of the eye.

    VISIONKEY CARD. The use of the VISX System is controlled by a proprietary optical memory card, the VisionKey-Registered Trademark- card, which is sold separately and is encoded with proprietary software required to operate the VISX System. Approximately 30 VISX Systems still in the field have not been retrofitted to include the VisionKey card system. Additionally, the VisionKey card provides the user with access to software upgrades and can facilitate the collection of patient data. One VisionKey card must be used with each procedure performed, and therefore sales of the VisionKey card correlate to the number of procedures performed, except for those procedures performed with units that have not been retrofitted to include the VisionKey card system. The price charged per card varies based on the package of services and materials programmed onto the VisionKey card provided to the user. The percentage of VISX revenues received from sales of the VisionKey card is expected to vary based upon demographics and other site-specific considerations.

MARKET ACCEPTANCE OF LVC

    The Company believes that its profitability and growth will depend upon broad acceptance of LVC in the United States and key international markets targeted by the Company. There can be no assurance that LVC will be accepted by either the ophthalmic community or the general population as an alternative to existing methods of treating refractive vision disorders. The acceptance of LVC may be affected adversely by its cost, concerns relating to its safety and efficacy, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data, the possibility of unknown side effects, and the lack of third-party reimbursement for the procedure. Many consumers may choose not to have LVC due to the availability of nonsurgical methods for vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from use of LVC systems manufactured by any participant in the LVC market could also adversely affect acceptance of the procedure. Market acceptance could also be affected by the ability of the Company and other participants in the LVC market to train a broad population of ophthalmologists in the procedure. Ophthalmologist acceptance could also be affected by the cost of the excimer laser systems used to perform LVC. Promotional efforts by suppliers of products or procedures which are alternatives to LVC, including eyeglasses and contact lenses, may also adversely affect the market acceptance of LVC. The failure of LVC to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. SEE "-- MARKETING, SALES AND DISTRIBUTION."

    Concerns with respect to the safety and efficacy of LVC include predictability and stability of results. Potential complications and side effects include: post-operative discomfort; corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decreases in contrast sensitivity; temporary increases in intraocular pressure in reaction to procedure medication; modest fluctuations in refractive capabilities during healing; modest decrease in best corrected vision (I.E., with corrective eyewear); unintended over- or under-corrections; regression of effect; disorders of corneal healing; corneal scars; corneal ulcers and induced astigmatism. There can be no assurance that long-term follow-up data will not reveal additional complications that may have a material adverse effect on acceptance of LVC which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY

    Protection of the Company's proprietary technology is important to its business. VISX holds over 100 United States and foreign patents, including patents licensed to Pillar Point by VISX. VISX believes that its patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. In addition, the Company has several pending patent applications in the United States and in foreign countries. In the United States, there are a number of patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers, including patents owned by VISX and Summit Technology, Inc. ("Summit"). Pursuant to the agreements establishing Pillar Point (collectively, the "Pillar Point Agreement"), VISX and Summit each contributed their rights under United States patents previously issued to them covering apparatus and methods for performing ultraviolet laser corneal surgery. The Pillar Point Agreement also provides that certain other patent rights obtained by either VISX or Summit must be contributed or offered to Pillar Point, depending upon the nature of the particular patent rights involved. In addition, there are also multiple foreign patents covering apparatus for performing excimer laser corneal surgery, including patents or patent rights held by VISX, Summit, and others.

    PILLAR POINT PARTNERS. On June 3, 1992, VISX and Summit entered into the Pillar Point Agreement by virtue of which all then pending issues between Summit and VISX regarding the ownership and use of their respective United States patents for performing ultraviolet laser corneal surgery were settled. Under the agreements, each of Summit and VISX exclusively licensed to Pillar Point, a partnership consisting of entities controlled by VISX and Summit, their respective rights under United States patents previously issued to them covering apparatus and methods for performing ultraviolet laser corneal surgery. The Pillar Point Agreement also provides that any patent covering apparatus and methods for performing ultraviolet laser corneal surgery which is issued after the date of the Pillar Point Agreement to either party with respect to patent applications filed, or which claim a priority date, at any time prior to June 3, 1993, will automatically be contributed to Pillar Point at no additional cost. The Pillar Point Agreement also contains provisions requiring VISX and Summit to offer to the partnership certain after-acquired precluding patents more particularly defined in the Pillar Point Agreement regardless of when issued.

    Pillar Point has licensed to each of VISX and Summit, on a nonexclusive basis, the rights to the inventions covered by the patents described above. It is also contemplated that Pillar Point will grant licenses to other qualified third parties. Under the Pillar Point Agreement, Pillar Point will be paid certain per procedure and equipment royalties by VISX and Summit. This revenue, net of applicable expenses, and any other revenue of Pillar Point, will be shared between VISX and Summit in accordance with the provisions of the Pillar Point Agreement.

    The per procedure royalty charged by Pillar Point has been fixed at $250 per procedure. Profits realized from per procedure royalties from LVC procedures using an excimer laser with an adjustable iris (the only type of system approved by, or for which PMA applications have been filed with, the FDA) are allocated 56% to VISX and 44% to Summit assuming a $250 per procedure royalty. Pillar Point profits realized from receipt of PTK per procedure royalties are allocated 51% to VISX and 49% to Summit. However, Pillar Point has decided not to charge any per procedure royalties for PTK at this time.

    In addition, VISX and Summit are required to pay Pillar Point royalties of 6% for sales of excimer laser systems using an adjustable iris (excimer laser systems owned by VISX or Summit generally are not subject to royalties). Profits from royalties on such sales paid to Pillar Point are allocated entirely to VISX. If and when manufacturers other than VISX and Summit obtain FDA approval for excimer laser systems, profits from royalties received as a result of the sale of their equipment would be allocated 50% to VISX and 50% to Summit.

    OTHER LICENSING AGREEMENTS. In October 1995, VISX entered into a license agreement with Chiron Vision Corporation ("Chiron") and extended its agreement, originally entered into in 1994, with Aesculap-Meditec GmbH ("Meditec"). In December 1995, VISX entered into a license agreement with Herbert Schwind GmbH & Co. KG ("Schwind"). Under these agreements, the Company will receive royalties for sales and use of Chiron, Meditec, and Schwind equipment in Canada and will receive equipment royalties on all other international sales. Chiron and Meditec are two of the largest manufacturers of excimer lasers for eye care applications in international markets.

    In March 1992, the Company and IBM signed a license agreement that grants the Company nonexclusive rights under United States and foreign IBM patents that include claims that cover ultraviolet laser technology for removal of human tissue. VISX has agreed to pay a royalty of 2% of the net sales price of VISX Systems made, used, sold or otherwise transferred by or for VISX in the United States, Canada, Japan, Australia, Brazil and Spain. The Company also has entered into a nonexclusive, worldwide license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, the Company pays a royalty on certain laser components of the VISX System.

    OTHER ARRANGEMENTS. The Company also seeks to protect its proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants and other parties. The Company's confidentiality agreements with its employees and consultants generally contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

RISKS RELATING TO PILLAR POINT PARTNERS; PATENT LITIGATION

    The Pillar Point Agreement contemplates that royalties will be paid to Pillar Point each time a laser system is used to perform LVC in the United States under licenses granted to the Company, Summit or other manufacturers. Should the Company receive PMA for LVC, the Company will seek to establish and maintain contractual arrangements permitting it to collect per procedure royalties from use of VISX Systems. There can, however, be no assurance that the Company or Summit will be able to collect such royalties. In forming Pillar Point, the Company and Summit endeavored to structure the operations of the partnership in a manner consistent with antitrust laws. The compliance of Pillar Point with these laws will depend upon the activities of the partners, a determination of what constitutes a relevant market for purposes of such laws, the nature of the patents, the number and relative strength of competitors in such markets and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point, VISX and Summit. No assurance can be given that the activities of Pillar Point will not be challenged under such laws. In March 1995, Pillar Point sued LaserSight, Inc. for patent infringement in the Federal District Court for Delaware. In that action, LaserSight has asserted several affirmative defenses and has entered a declaratory judgment counterclaim asserting, among other things, that the Pillar Point Agreement constitutes patent misuse. Additionally, in October 1995, VISX received notice that the Federal Trade Commission ("FTC") is requesting the production of certain documents in connection with an inquiry relating to whether or not Pillar Point and/or the companies that formed Pillar Point, VISX and Summit, have engaged in any unfair methods of competition in violation of federal trade regulation laws. Any successful challenge to the operation of Pillar Point or to its patents could have a material adverse effect on the Company's business, financial condition and results of operations.

    There can be no assurance that the United States patent rights held by Pillar Point or international patents held by VISX will afford any significant degree of protection or provide the Company with a competitive advantage. In particular, there can be no assurance that the Pillar Point Agreement will preclude patent disputes with Summit relating to technology not included in Pillar Point in the United States or relating to any technology outside the United States. Failure to maintain the protection afforded by the patents held by Pillar Point and the Company's international patents would have a material adverse effect on the Company's future revenues and ability to become profitable. Further, there can be no assurance that the patents held by Pillar Point or the Company's international patents will ultimately be found to be valid or enforceable or that the Company's patent rights will deter others from developing substantially equivalent or competitive products.

    In addition, the medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation, both in the United States and internationally, regarding patents and proprietary rights. The Company is engaged in several pending patent proceedings, both in the United States and internationally. In the United States, Summit has sued the Company for infringement of a patent held by Summit and not licensed to Pillar Point. Internationally, the Company has filed actions alleging infringement of its patents against certain parties in Canada, and is involved in opposition proceedings challenging the issuance of certain patents in the European Patent Office ("EPO"). There can be no assurance that additional patent infringement claims in the United States or in other countries will not be asserted against VISX by Summit (limited in the United States to patent rights not included in Pillar Point) or others, or, if asserted, that VISX will be successful in defending against such claims. Furthermore, Pillar Point or VISX may undertake additional infringement actions against others. Infringement actions with respect to United States patents licensed to Pillar Point could be brought or defended by Pillar Point, although the partners would have the right to initiate, pursue, defend or participate in such actions if Pillar Point declined to do so. FOR ADDITIONAL DETAIL REGARDING THESE PATENT PROCEEDINGS, SEE "-- LEGAL PROCEEDINGS."

    The defense and prosecution of patent proceedings is costly and involves substantial commitments of management time. Adverse determinations in litigation or other patent proceedings to which the Company currently is or may become a party could subject the Company to significant liabilities to third parties and require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties.
Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products in one or more markets, which would have a material adverse effect on the Company's business, financial condition and results of operations. SEE "-- LEGAL PROCEEDINGS."

MARKETING, SALES AND DISTRIBUTION

    Through 1995 and until March 12, 1996, Alcon Laboratories, Inc. ("Alcon") served as the Company's exclusive international distributor. On November 20,
1995, Alcon, VISX and the other participants in VISX's pending stockholder derivative litigation agreed to settle the litigation, including the counterclaims filed by Alcon, by filing a definitive settlement agreement with the Superior Court. On January 9, 1996 the Superior Court approved the proposed settlement which, according to its terms, automatically became effective on March 12, 1996, and Alcon ceased all marketing and sales efforts on behalf of VISX as of that date. Alcon will continue to service VISX Systems sold internationally by Alcon. Under the settlement terms, Alcon will be able to market competitors' LVC systems.

    INTERNATIONAL SALES AND MARKETING STRATEGY. As a result of the termination of Alcon's exclusive marketing rights, the Company has established and implemented new marketing and sales strategies for the United States and international markets. The Company's future success will depend in large part on its ability to establish and implement new domestic and international marketing and sales strategies, and there can be no assurance that the Company will be able to do so in a timely manner or at all. International sales may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing and coordinating communications among and managing international operations.

    In September 1995, the Company received notice that the Health Protection Branch of the Canadian government approved the use of the VISX System in Canada for treatment of low-level myopia. With this approval, VISX can market the VISX System for low-level myopia in Canada without labeling the VISX System "for investigational use" for that indication. The Company believes that it is the first and only LVC system manufacturer to receive such approval in Canada.

    DOMESTIC SALES AND MARKETING STRATEGY. Following its receipt of PMA for PTK, the Company has commenced United States commercialization for this indication. The VISX System cannot be marketed in the United States for LVC unless and until a PMA for LVC is received. Effective March 12, 1996, the Company is entirely dependent on its own internal sales and marketing efforts. SEE "-- LEGAL PROCEEDINGS."

GOVERNMENT REGULATION

    UNITED STATES. Ophthalmic excimer lasers such as the VISX System are medical devices, and as such are subject to regulation by the FDA under the Food Drug and Cosmetic Act ("FDC Act") and by similar agencies outside the United States. Medical devices are classified by the FDA into class I, II or III on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class III devices, such as the VISX System, are subject to the most stringent form of regulation and oversight and cannot be marketed for commercial sale in the United States until the FDA grants a PMA for the device.

    To obtain a PMA for a medical device, the Company was required to file a PMA application that included clinical data and the results of pre-clinical and other testing sufficient to show that there is a reasonable assurance of safety and effectiveness of the VISX System for its intended conditions of use. Human clinical studies may be conducted only under an FDA-approved IDE and must be conducted in accordance with FDA regulations. In addition to the results of clinical trials, the PMA application includes other information relevant to the safety and efficacy of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. After the FDA accepts a PMA application for filing, and after the FDA's review of the application, a public meeting is held before an FDA advisory panel in which the PMA is reviewed and discussed. The panel then issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. Although the FDA is not bound by the panel's recommendations, it tends to give them significant weight.

    The first LVC procedure for the treatment of nearsightedness was performed in the United States in 1987 and the first PTK procedure for the treatment of a corneal pathology was performed in 1988. To date, over 200 VISX Systems have been shipped, and the Company estimates that over 300,000 eyes have been treated with the installed base of VISX Systems in over 35 countries.

    The Company has sponsored clinical trials in the United States for low-level myopia on 1,610 eyes. According to two-year follow-up data accumulated by the Company during these trials, all persons undergoing LVC experienced an improvement in visual acuity without corrective eyewear. Of the eyes treated in these trials, approximately 86% were 20/200 or worse and approximately 94% were 20/100 or worse prior to treatment. Approximately 93% of the eyes treated in these trials improved to 20/40 or better, the legal requirement to obtain a driver's license in most states without corrective eyewear.

    On September 29, 1995, the Company received FDA approval of its PMA application for the VISX System for PTK. On October 20, 1995, the FDA's Ophthalmic Devices Advisory Panel recommended approval of the Company's PMA application for the VISX System for treatment of low-level myopia, and on November 17, 1995 the FDA notified the Company that the Company's PMA application for use of the VISX System for LVC is approvable. The Company received PMA approval for LVC on March 26, 1996.

    Although the Company has received PMA for the VISX System for LVC, it will be necessary for the Company to seek additional regulatory approvals, through either additional PMA applications or supplements to existing PMA applications, for additional indications for the VISX System. There can be no assurance that any such approvals would be obtained on a timely basis, or at all. The failure to receive such PMAs could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is in various clinical trial stages for other LVC indications with the VISX System, including higher myopia (greater than -6 and less than -10 diopters of correction), severe myopia (more than -10 diopters of correction), astigmatism and hyperopia.

    OTHER GOVERNMENT REGULATION. Products manufactured or distributed by the Company pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission, and current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of premarket approval of devices, and criminal prosecution. The FDC Act also requires the Company to manufacture its products in accordance with Good Manufacturing Practices ("GMP") regulations, which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The Company's manufacturing facilities have undergone GMP compliance inspections conducted by the FDA. The Company's facilities, procedures and practices will be subject to ongoing, periodic GMP inspections by the FDA. The FDA has proposed amendments to the GMP regulations that will likely increase the cost of compliance with GMP requirements. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition and results of operations.

    VISX is also regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects, affix various warning labels, and install certain protective devices. In addition, VISX is subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement, and VISX's facilities have been inspected by, and are subject to ongoing, periodic inspections by, California regulatory authorities.

    Sales, manufacture and further development of the VISX System also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. The impact of such regulations cannot be predicted.

    INTERNATIONAL. Many countries outside the United States do not impose safety and efficacy testing or regulatory approval requirements for medical laser systems. International regulatory requirements vary by country and there can be no assurance that VISX will receive additional international regulatory approvals or meet requirements for ongoing commercial sales, or as to the associated cost or delay. Failure to receive approval in, or meet the requirements of, any country would prevent the Company from selling its products in that country, which could adversely affect the Company's results of operations.

    In Europe, the member countries of the European Union have promulgated rules which require that medical products receive by mid-1998 the certifications necessary to affix the CE mark to the device. The CE mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO 9000 series of standards for quality assurance and manufacturing processes is one of the CE mark requirements. The Company is implementing policies and procedures to enable it to achieve ISO 9000 qualification within the required time frame. In Japan, sales of VISX Systems are limited until such time as the Company receives regulatory approval.

MANUFACTURING, COMPONENTS AND RAW MATERIALS

    The manufacture of VISX Systems is a complex operation involving numerous procedures, and the completed system must pass a series of quality control and reliability tests prior to shipment. VISX purchases from various independent suppliers many components that are either standard or built to the Company's proprietary specifications, and assembles them at its California facility. In addition, the Company contracts with third parties for the manufacture or assembly of certain components. Several of these components are currently provided by a single vendor. If any of these suppliers were to cease providing components to the Company, the Company would be required to locate and contract with a substitute supplier, and there can be no assurances that such substitute supplier could be located and qualified in a timely manner or could provide required components on commercially reasonable terms. A failure to increase production volumes in a cost-effective or timely manner, or an interruption in the manufacturing of VISX Systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION AND TECHNOLOGICAL CHANGE

    The medical device and ophthalmic laser industries are subject to intense competition and technological change. LVC using excimer laser systems for treatment of refractive disorders competes with eyeglasses, contact lenses and radial keratotomy ("RK"), as well as with other technologies and surgical techniques currently under development, such as corneal implants and surgery using different types of lasers. In the United States, the Company believes that it and Summit are the leading manufacturers of excimer laser systems. In October 1995, Summit received FDA approval of its PMA application for LVC for treatment of nearsightedness. This approval enabled Summit to commence commercial sale of its laser system for LVC in the United States prior to the Company, which (although the Company will receive use and equipment royalties through Pillar Point) may have afforded Summit a competitive advantage with respect to equipment sales for LVC. The Company's principal international competitors are Chiron, Meditec, and Nidek Co., Ltd. ("Nidek"). Chiron and Meditec, as well as Schwind, have received licenses from VISX and are obligated to pay VISX royalties on system sales. Nidek has not taken a license, and VISX has sued Nidek and its users for patent infringement in Canada. SEE "-- LEGAL PROCEEDINGS."

    Use of the VISX System for PTK to treat corneal pathologies competes with corneal transplants, surgery and drug treatments. The VISX System also competes with products marketed or under development by other laser and medical equipment manufacturers, many of which may have greater financial and other resources than the Company. Additionally, competitors, both in the United States and abroad, may enter the excimer laser equipment manufacturing business or acquire existing companies. Such competitors may be able to offer their products at a lower cost or may develop procedures that involve a lower per procedure cost. Competition from new entrants may be particularly prevalent in those countries where significant regulatory approvals are not required. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by the Company, which therapies could be more medically effective and less expensive than LVC, and could potentially render LVC obsolete. Any such developments could have a material adverse effect on the business, financial condition and results of operations of the Company.

RESEARCH AND DEVELOPMENT

    The Company intends to remain a leader in the development of state-of-the-art laser technologies for the treatment of ophthalmic disorders. Toward this end, the Company incurred research and development expenses, including clinical trial expenses, of $8.9 million, $7.1 million, and $5.0 million during the years ended December 31, 1995, 1994 and 1993, respectively. The Company expects to continue spending significant amounts in research and development for the foreseeable future.

PRODUCT LIABILITY AND INSURANCE

    Inherent in the testing and use of human health care devices is the potentially significant risk of physical injury to patients which could result in product liability or other claims based upon injuries or alleged injuries associated with a defect in the product's performance, which may not become evident for a number of years. The VISX System includes high-voltage power supplies, cryogenic subsystems, high-pressure gases, toxic gases, and other potentially hazardous factors. In the event of an accident, the Company could be liable for any damages that result, and any such liability could exceed the resources of the Company. VISX maintains a "claims made" product liability insurance policy in the amount of $4.0 million, which represents the maximum payout for all claims that could be made during an annual policy period. At such time as the VISX System is marketed commercially for LVC in the United States, the Company may require broader coverage in greater amounts. The inability of the Company to maintain adequate insurance coverage at any time could, in the event of product liability or other claims in excess of the Company's insurance coverage, have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, VISX has agreed to indemnify certain medical institutions where research was sponsored by the Company and certain of the medical institutions participating in the Company's clinical studies.

EMPLOYEES

    As of December 31, 1995, VISX had 132 full-time employees, 13 temporary employees and nine consultants. Of the full-time employees, 62 are employed in manufacturing and service, 46 in research and development and regulatory, and 24 in general administrative and marketing positions. None of VISX's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    VISX's operations are currently located in a 52,000 square foot leased facility in Santa Clara, California. Effective March 8, 1996, the lease was extended to the space directly above the space currently leased by the Company, for a total of 108,844 square feet. The lease for the entire facility is extended to seven years following substantial completion of the tenant improvements to the second floor, with an option to extend the term an additional five years. Based on current plans for expansion to the second floor, the Company anticipates that the tenant improvements will be complete in or about June 1996. The Company believes its facilities are sufficient to meet its current and reasonably anticipated future requirements. SEE NOTE 7 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 3.  LEGAL PROCEEDINGS
PATENT PROCEEDINGS AND LITIGATION

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

    CANADA. In February 1994, the Company filed suit in the Federal Court of Canada against Nidek and its Canadian distributor for infringement of three of VISX's Canadian patents. In August 1994, the Canadian trial court dismissed most of Nidek's counterclaims against VISX, and Nidek has appealed this dismissal. The Nidek appeal does not stay or delay the trial of VISX's claims against Nidek. In July 1995, the Company notified Chiron, LaserSight, Meditec, Nidek and Summit, and all of the doctors known to be using their equipment in Canada, that such manufacturers' products infringe VISX's Canadian patents. The Company offered all such manufacturers the opportunity to take a license in Canada. The Company entered into license agreements with Chiron, Meditec and Schwind for systems sold in Canada. The Company's offer to enter into license agreements expired on September 1, 1995, and on September 5, 1995, the Company filed lawsuits in Canada against LaserSight, Summit and their respective customers. The Company has also added Nidek's Canadian customers to the lawsuit already filed between the Company and Nidek. The Company is seeking injunctive relief and unspecified money damages against all defendants in Canada. The Canadian actions other than the Nidek proceedings are in the pleading stage.

    EUROPE. During the last two years, Carl Zeiss GmbH, Summit, and Schwind each filed oppositions to one or more of VISX's European patents before the EPO. The Company has filed written submissions in response to these oppositions. On October 17, 1995, the EPO held a hearing in the first of these oppositions and rendered a decision to revoke the patent. The Company has appealed this decision. The patent at issue is directed to comparative topography apparatus and is neither currently in use in the VISX System nor part of the fundamental VISX patents for vision correction. The Company expects to appeal the decision once it receives a written opinion from the EPO. The EPO held hearings in two additional opposition proceedings in December 1995, and both patents were maintained with amended claim language. Due to the nature of the patent opposition process (in which claims can be reworded to overcome the opposition), it is impossible to predict the outcome of the two opposition proceedings still pending. In August 1995, the Company sued Schwind in Germany, alleging infringement of certain of the Company's European patents. In addition, Schwind has filed a nullity action in Germany against one of VISX's European patents. In connection with the settlement of disputes between the two companies, VISX dropped its lawsuit against Schwind for patent infringement, and Schwind has withdrawn both the nullity action and the opposition.

    AZEMA PATENT. On August 30, 1995, Summit sued the Company in the United States for infringement of a United States patent held by Summit. Summit acquired the rights to the patent in 1993, and Pillar Point elected not to acquire rights to the patent from Summit at that time. The lawsuit claims that the manufacture and export of VISX Systems from the United States is an infringement of the patent. The Company believes that the lawsuit is without merit and intends to vigorously defend its position. The Company believes that the resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations. Nevertheless, the cost of defending this action could be significant, and there can be no assurance that the VISX System will be held not to infringe the patent. In such event, the Company could be subject to significant liabilities to Summit and it could be necessary for the Company to seek a license from Summit in order for the Company to manufacture, market and sell products in the United States. There can be no assurance that a license would be available on acceptable terms or at all. It might also be necessary for the Company to attempt to redesign the VISX System so that it no longer infringes the patent, although there can be no assurance that any such redesign efforts would be successful. Additionally, a redesign of the VISX System, depending on its scope, could entail delays in FDA approval of the redesign.

PRODUCT LIABILITY

    VISX requires all clinical investigators to advise persons treated in United States clinical trials that the procedure is investigational and has not been determined to be safe or effective by the FDA and requires that signed consents be obtained prior to treatment. Notwithstanding these requirements, three individuals who were treated in United States clinical trials of the VISX System have sued their ophthalmologists and VISX following their surgery. These suits are currently pending in Michigan, New Jersey and Pennsylvania. VISX believes that it has meritorious defenses to these actions, and that their resolution will not have a material adverse effect on the Company's financial position or results of operations. However, all three suits are in the early stages of discovery and there can be no assurance as to their outcome.

STOCKHOLDER DERIVATIVE LITIGATION

    In September 1994, an action was filed in the Superior Court of California as a derivative action on behalf of the Company by CAP Advisers Limited, CAP Trust and Osterfak Limited (collectively, the "CAP Group"), who collectively owned in excess of 10% of the Company's outstanding Common Stock at the time the action was filed. The action named as defendants several former officers of the Company, former directors of the Company including representatives of Alcon, and Alcon and certain of its affiliates. The suit alleged, among other things, breaches of fiduciary duties involving the failure to exercise appropriate oversight over regulatory affairs and the Alcon marketing agreements by the named individual defendants as well as breaches of certain of Alcon's marketing obligations under the Company's agreements with Alcon, and sought monetary damages in excess of $2.25 billion from Alcon and the named individual defendants. Alcon made counterclaims against the CAP Group and two former directors of the Company not named in the original suit for interference with the Company's contractual relationship with Alcon.

    On November 20, 1995, VISX, Alcon and the CAP Group agreed to settle the litigation, including the counterclaims filed by Alcon, by filing a definitive settlement agreement with the Superior Court. On January 9, 1996 the Superior Court approved the proposed settlement which, according to its terms, automatically became effective on March 12, 1996, at which time the Company's marketing agreements with Alcon terminated. As part of the settlement, the Company was obligated to reimburse the CAP Group for legal fees and expenses and certain other related expenses incurred by them, as well as indemnify officers and directors for their legal fees and expenses. These costs were estimated to total $3,150,000 and were accrued as of December 31, 1995. The Company believes that no further material adverse effect on the Company's financial position or results of operations will result from this matter.

SECURITIES CLASS ACTION LITIGATION

    In September 1994, various actions were filed in United States District Court for the Northern District of California against the Company and several former and current directors and officers of the Company alleging violations of federal securities laws. These actions were consolidated into a single class action. The plaintiffs in the class action alleged that from periods ranging from November 1993 to October 1994, the Company issued misleading statements and failed to make required disclosures about the Company's business prospects and the status of FDA process relating to approval of the VISX System, in violation of certain Federal securities laws. The amount of damages sought was unspecified. In December 1995, the District Court approved a settlement of the securities class action lawsuit against the Company. The net cost of settlement after insurance reimbursement was $2,250,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol "VISX." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock.

                                                                          HIGH         LOW
                                                                       -----------  ---------
1994
  First Quarter......................................................  $    28.750  $  15.500
  Second Quarter.....................................................       21.250     13.750
  Third Quarter......................................................       22.000     11.750
  Fourth Quarter.....................................................       14.500     10.000
1995
  First Quarter......................................................  $    15.875  $  10.000
  Second Quarter.....................................................      14.3125     10.875
  Third Quarter......................................................       24.125     13.000
  Fourth Quarter.....................................................       40.125     18.750

    On March 1, 1996, the last reported sale price of the Common Stock on the Nasdaq National Market was $31.25 per share. As of such date, there were approximately 735 holders of record of the Common Stock. The Nasdaq quotations represent prices between dealers without adjustment for retail markup, markdown or commission and may not necessarily represent actual transactions.

    The Company has never declared or paid any cash dividends on its Common Stock. The Company presently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data has been derived from the Company's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------
                                             1995        1994      1993      1992        1991
                                          ----------   --------  --------  ---------   --------
STATEMENT OF OPERATIONS DATA:
  Total revenues........................  $16,703      $ 17,896  $ 22,074  $20,285     $ 13,171
  Cost of revenues......................    9,749        11,774    12,030   12,551        8,285
  Total costs and expenses..............   27,408        25,230    22,266   30,859*      15,573
  Loss from operations..................  (10,705)       (7,334)     (192) (10,574)*     (2,402)
  Net income (loss).....................  (14,765)**     (6,264)      179   (9,551)*     (1,817)
  Net income (loss) per share...........  $ (1.20)**   $   (.60) $    .02  $  (.98)*   $   (.22)
  Weighted average number of shares and
   equivalents outstanding..............   12,311        10,372    10,540    9,706        8,214
BALANCE SHEET DATA:
  Cash and short-term investments.......  $75,219      $ 11,161  $ 11,847  $ 9,135     $  6,823
  Working capital.......................   77,665        11,842    15,733   14,003        7,595
  Total assets..........................   91,078        20,627    22,917   23,033       25,157
  Deferred revenue and other long-term
   obligations..........................    --              409       659      664          699
  Accumulated deficit...................  (51,568)      (36,803)  (30,539) (30,718)     (21,167)
  Stockholders' equity..................   79,881        13,993    18,024   16,207       19,603

------------------------
 *Includes a $6.0 million charge or $0.62 per share for purchased research and development incurred in connection with an acquisition.

**Includes a $5.4 million charge or $0.44 per share for litigation settlements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for LVC and has been manufacturing such systems since 1987. In 1994, the Company determined that it was necessary to strengthen its management as well as to devote increased attention to regulatory affairs and monitoring of activities at clinical trial sites. This determination arose, in part, as the Company became aware of procedural and administrative irregularities at three of the Company's clinical sites following FDA inspections in September 1994, which were conducted as part of the FDA's normal oversight responsibility. The issues raised by the FDA inspections did not involve concerns over patient safety or the efficacy of the VISX System.

    On November 1, 1994, the Company hired Mark B. Logan as Chairman of the Board, President and Chief Executive Officer to strengthen its executive management. In 1995, the Company hired Jordan D. Haller, M.D. as Vice President, Regulatory and Clinical Affairs, and retained Marc G. Odrich, M.D. as Medical Monitor to provide additional oversight of clinical trials. During 1994 and throughout 1995, the Company underwent a transition from a primary focus on development and clinical evaluation of the Company's products to a broad-based, market-driven strategy to expand and commercialize the Company's proprietary technology. In May 1995, Elizabeth Davila joined the Company as Executive Vice President and Chief Operating Officer to help implement this new strategy.

    Until May 26, 1995, Alcon was a related party to the Company by virtue of its representation on the Company's board of directors. Alcon's representatives did not stand for reelection at the Company's 1995 stockholders' meeting. Accordingly, Alcon is no longer considered a related party to the Company. Certain portions of the derivative litigation brought by stockholders of the Company related to Alcon's marketing of the VISX System. On January 9, 1996 the California Superior Court approved a settlement reached by Alcon, VISX and the other participants in VISX's stockholder derivative litigation pursuant to which, among other things, the domestic and international marketing agreements between VISX and Alcon were terminated in early 1996. SEE NOTES 2 AND 8 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, "RELATIONSHIP WITH ALCON" AND "LITIGATION."

    In March 1995, the Company introduced a new, streamlined model of the VISX System. On September 29, 1995, the Company received FDA approval of its PMA application for the VISX System for PTK. On October 20, 1995, the FDA's Ophthalmic Devices Advisory Panel recommended approval of the Company's PMA application for the VISX System for treatment of low-level myopia. On November 17, 1995 the Company received an approvable letter from the FDA for the VISX System for treatment of low level myopia, and on March 26, 1996, the Company received final approval from the FDA for use of the VISX System for LVC for mild to moderate nearsightedness.

RESULTS OF OPERATIONS

    1995 COMPARED TO 1994

    The 28% decline in product sales was due to a significant drop in system sales to Alcon, the Company's exclusive international distributor through the end of 1995. Alcon, accounting for 66% of product sales in 1995 compared to 92% in 1994, reduced their purchases in an effort to lower their inventory levels and in anticipation of the termination of their exclusive marketing agreement with the Company in early 1996. Additionally, in connection with the introduction of the new model VISX System, the Company agreed to reduce the distributor price charged to Alcon for the earlier model system during 1995. These effects were only partially offset by the direct sale of a small number of systems in the U.S. at higher average selling prices. The Company was allowed to begin selling the VISX System in the U.S. after the Company received PMA from the FDA in September 1995 for PTK applications.

    Service and other revenues, covering primarily customer service, spare parts, VisionKey cards and license royalties, increased 115% due to a larger installed base of VISX Systems and due to royalty payments received under license agreements signed from late 1994 through 1995.

    Including product sales, service and other revenues, Alcon accounted for 63% of the Company's total revenue in 1995, compared to 86% in 1994. Alcon was a related party through May 26, 1995 and product sales to Alcon through that date were reported as "Product sales to Alcon, a related party" and thereafter sales to Alcon were reported as "Product sales." SEE NOTES 1 AND 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    Cost of revenues decreased to 58% of total revenue from 66% due primarily to the following factors: (1) $1,500,000 of expense recorded in 1994 for the disposition of the Company's model 2015 product line, (2) higher average selling prices on systems sold in the U.S. in 1995 and (3) royalty license income received under license agreements signed from late 1994 through 1995. These items were offset partially by lower average selling prices in 1995 on systems distributed internationally through Alcon.

    Marketing,  general  and  administrative  expenses  increased  38%  due   to
increased marketing costs paid to Alcon, additional personnel expense and higher legal costs related to litigation and patent enforcement.

    Research, development and regulatory expenses increased 25% due principally to additional staff, consulting and regulatory expenses necessary to conduct United States clinical trials, compile clinical results and pursue PMA applications filed with the FDA.

    The change in Other Income (Expense) was due primarily to the settlement of two lawsuits: (1) a securities class action lawsuit against the Company which cost $2,250,000 net of insurance reimbursement, and (2) a lawsuit filed as a derivative action on behalf of the Company by a stockholder which cost $3,150,000 in reimbursement of legal fees and expenses to various parties to the suit. SEE NOTE 8 "LITIGATION" FOR FURTHER EXPLANATION OF THESE MATTERS.
Partially offsetting the costs of litigation settlements was higher interest income which increased mainly due to investment earnings on funds raised in the November 1995 common stock offering.

    1994 COMPARED TO 1993

    The 22% decline in product sales was due to a reduced number of international systems sold during the second half of the year to Alcon, the Company's exclusive international distributor. Alcon's inventory of VISX Systems increased in the first half of 1994 and as such Alcon required fewer units from VISX in the second half of the year to satisfy international customer demand. Alcon accounted for 92% of the Company's product sales in 1994, compared to 94% in 1993.

    Service and other revenues, covering primarily customer service, spare parts and VisionKey cards, increased 5% due primarily to increased service revenues and increased sale of parts and accessories due to a larger installed base of VISX Systems internationally and an increase in the number of procedures performed as the installed base of VISX Systems increased. Including revenues from the sale of parts and VisionKey cards, Alcon accounted for 86% and 87% of total revenues in 1994 and 1993, respectively.

    Cost of revenues declined 2% as a result of lower material costs due to fewer units shipped during 1994, partially offset by increased costs associated with the product transition to the new model VISX System and $1,500,000 of expense recorded for the disposition of a product line. Gross margins decreased to 34% in 1994 compared to 46% in 1993 due to the lower volume of units shipped during 1994, and costs associated with the product transition and disposition of a product line. The Company recorded an expense of $1,500,000 in 1994 for disposition of the model 2015 excimer system product line. The Company determined not to pursue FDA approval of the model 2015 system, discontinued clinical trials of such system as of August 31, 1994 and withdrew the IDEs pursuant to which those trials were conducted. The Company has not manufactured the model 2015 system since 1990.

    Marketing, general and administrative expenses increased 21% due primarily to increases in patent enforcement expenses, other legal expenses and expenses associated with a reduction in workforce implemented in the third quarter of 1994.

    Research, development and regulatory expenses increased 43% due to increased regulatory expenses necessary to monitor and support United States clinical trials and to manage processing of the Company's PMA applications to the FDA.

    Other income, net increased $699,000 primarily as a result of the Company's patent license agreement with Meditec entered into in September 1994. The license agreement included a payment for past infringement and provides for ongoing royalty payments based upon future sales.

LIQUIDITY AND CAPITAL RESOURCES

    Since its inception, the Company's primary sources of liquidity have consisted of financing from the sale of common stock and revenues from the sale of VISX Systems. Cash and cash equivalents and short-term investments totaled $75,219,000 at December 31, 1995 compared to $11,161,000 at December 31, 1994.
Working capital totaled $77,665,000 at December 31, 1995 compared to $11,842,000 at December 31, 1994. The increase was primarily the result of the Company's sale of common stock. A private placement of 1,200,000 shares of common stock in February 1995 generated $12,234,000 of net proceeds and a public offering of 2,875,000 shares of common stock in November 1995 generated $63,885,000 of net proceeds.

    Cash flow used for operating activities in 1995 was impacted by several factors: (1) lower sales of systems, (2) increased spending on clinical testing in the United States and pursuit of approval of

PMA applications with the FDA, (3) a build up of inventory to support sales of the new model VISX System, particularly in the U.S., (4) increased receivables arising from U.S. system sales late in the fourth quarter of 1995 and (5) payments to settle the securities class action litigation. Approximately $3,150,000 of cash will be paid in 1996 to reimburse legal expenses related to the settlement of the stockholder derivative litigation (see Notes 2 and 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

    The Company anticipates that its current cash and cash equivalents and short-term investments will be sufficient to fund operating expenses for at least the next two years, including anticipated capital expenditures. If the Company were to receive FDA approval to market the VISX System for LVC in the United States, the Company could require additional capital to fund larger-scale manufacturing of the VISX System, additional trade receivables, as well as future product development. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company or will not result in dilution to the Company's stockholders.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is not required to adopt the provisions of this statement until its fiscal year 1996. The provisions of this statement must be made on a prospective basis. The Company plans to adopt the disclosure provisions of this statement in 1996, and believes the effect on its financial position and results of operations, upon adoption, will not be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VISX, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS

                                                                                                DECEMBER 31,
                                                                                           -----------------------
                                                                                              1995         1994
                                                                                           -----------  ----------
CURRENT ASSETS
  Cash and cash equivalents..............................................................  $    32,332  $   11,161
  Short-term investments.................................................................       42,887      --
  Accounts receivable:
    Trade................................................................................        6,667         268
    Alcon, a related party...............................................................      --            2,659
  Inventories............................................................................        6,742       3,792
  Prepaid expenses.......................................................................          234         187
                                                                                           -----------  ----------
      Total current assets...............................................................       88,862      18,067
Property and equipment, net..............................................................        1,565       1,450
Other assets.............................................................................          651       1,110
                                                                                           -----------  ----------
                                                                                           $    91,078  $   20,627
                                                                                           -----------  ----------
                                                                                           -----------  ----------

                                        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable.......................................................................  $     2,506  $    2,058
  Accrued liabilities....................................................................        8,691       4,167
                                                                                           -----------  ----------
      Total current liabilities..........................................................       11,197       6,225
                                                                                           -----------  ----------
Deferred revenue & other long-term obligations...........................................      --              409
                                                                                           -----------  ----------
Commitments and Contingencies (Notes 7 and 8)
Stockholders' equity:
  Common stock -- $.01 par value, 30,000,000 shares authorized; 15,173,855 and 11,024,808
   shares issued at December 31, 1995 and 1994, respectively.............................          152         110
  Additional paid-in capital.............................................................      131,185      50,689
  Accumulated deficit....................................................................      (51,568)    (36,803)
  Unrealized holding gains on available-for-sale securities..............................          112      --
  Less: 0 and 500,000 common stock treasury shares at December 31, 1995 and 1994,
   respectively, at cost.................................................................      --               (3)
                                                                                           -----------  ----------
      Total stockholders' equity.........................................................       79,881      13,993
                                                                                           -----------  ----------
                                                                                           $    91,078  $   20,627
                                                                                           -----------  ----------
                                                                                           -----------  ----------

      The accompanying notes are an integral part of these balance sheets.

                      VISX, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                   1995       1994       1993
                                                                                ----------  ---------  ---------
REVENUES:
  Product sales...............................................................  $    9,305  $   1,240  $   1,092
  Product sales to Alcon, a related party.....................................       1,680     13,993     18,450
  Service and other revenues..................................................       5,718      2,663      2,532
                                                                                ----------  ---------  ---------
      Total revenues..........................................................      16,703     17,896     22,074
                                                                                ----------  ---------  ---------
COSTS AND EXPENSES:
  Cost of revenues............................................................       9,749     11,774     12,030
  Marketing, general and administrative.......................................       8,800      6,371      5,272
  Research, development and regulatory........................................       8,859      7,085      4,964
                                                                                ----------  ---------  ---------
      Total costs and expenses................................................      27,408     25,230     22,266
                                                                                ----------  ---------  ---------
Loss from Operations..........................................................     (10,705)    (7,334)      (192)
                                                                                ----------  ---------  ---------
OTHER INCOME (EXPENSE):
  Interest income.............................................................       1,340        472        295
  Other income................................................................      --            598         76
  Litigation settlement.......................................................      (5,400)    --         --
                                                                                ----------  ---------  ---------
    Other income (expense), net...............................................      (4,060)     1,070        371
                                                                                ----------  ---------  ---------
Net income (loss).............................................................  $  (14,765) $  (6,264) $     179
                                                                                ----------  ---------  ---------
                                                                                ----------  ---------  ---------
Net income (loss) per share...................................................  $    (1.20) $   (0.60) $    0.02
                                                                                ----------  ---------  ---------
                                                                                ----------  ---------  ---------
Weighted average number of shares and equivalents outstanding.................      12,311     10,372     10,540
                                                                                ----------  ---------  ---------
                                                                                ----------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                             COMMON STOCK       ADDITIONAL                 UNREALIZED                   TOTAL
                                        ----------------------    PAID-IN    ACCUMULATED     HOLDING     TREASURY    STOCKHOLDERS'
                                         SHARES      AMOUNT       CAPITAL      DEFICIT        GAINS        STOCK        EQUITY
                                        ---------  -----------  -----------  ------------  -----------  -----------  ------------
Balance, December 31, 1992............     10,396   $     104   $    46,824   $  (30,718)   $  --        $      (3)   $   16,207
Exercise of stock options.............        177           2           682       --           --           --               684
Exercise of warrants and options
 issued to underwriters...............        114           1           953       --           --           --               954
Net income............................     --          --           --               179       --           --               179
                                        ---------       -----   -----------  ------------       -----        -----   ------------
Balance, December 31, 1993............     10,687         107        48,459      (30,539)      --               (3)       18,024
Exercise of stock options.............        265           3         1,488       --           --           --             1,491
Exercise of warrants issued to
 Underwriters.........................         35      --               350       --           --           --               350
Issuance of common stock under the
 Employee Stock Purchase Plan.........         38      --               392       --           --           --               392
Net loss..............................     --          --           --            (6,264)      --           --            (6,264)
                                        ---------       -----   -----------  ------------       -----        -----   ------------
Balance, December 31, 1994............     11,025         110        50,689      (36,803)      --               (3)       13,993
Exercise of stock options.............        544           6         4,115       --           --           --             4,121
Sale of common stock in a private
 placement, net of issuance costs.....      1,200          12        12,222       --           --           --            12,234
Retirement of treasury shares.........       (500)         (5)            2       --           --                3        --
Proceeds of public stock offering net
 of issuance costs....................      2,875          29        63,856       --           --           --            63,885
Issuance of common stock under the
 Employee Stock Purchase Plan.........         30      --               301       --           --           --               301
Adjustment for unrealized holding
 gains on available-for-sale
 securities...........................     --          --           --            --              112       --               112
Net loss..............................     --          --           --           (14,765)      --           --           (14,765)
                                        ---------       -----   -----------  ------------       -----        -----   ------------
Balance, December 31, 1995............     15,174   $     152   $   131,185   $  (51,568)   $     112    $  --        $   79,881
                                        ---------       -----   -----------  ------------       -----        -----   ------------
                                        ---------       -----   -----------  ------------       -----        -----   ------------

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                   1995       1994       1993
                                                                                ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................................  $  (14,765) $  (6,264) $     179
Adjustments to reconcile net income (loss) to net cash provided by (used for)
 operating activities:
Depreciation and amortization.................................................         610        609        550
CHANGES IN ASSETS AND LIABILITIES:
  Decrease (increase) in trade accounts receivable............................      (6,399)       791        478
  Decrease in accounts receivable from Alcon..................................       2,659      1,031      1,589
  Decrease (increase) in inventories..........................................      (2,950)      (586)       519
  Decrease (increase) in prepaid expenses.....................................         (47)       (22)       324
  Decrease (increase) in other assets.........................................         438        228        (12)
  Increase (decrease) in accounts payable.....................................         448      1,044       (940)
  Increase (decrease) in accrued liabilities..................................       4,524        947       (988)
  Decrease in deferred revenue and other long-term obligations................        (409)      (250)    --
                                                                                ----------  ---------  ---------
  Net cash provided by (used for) operating activities........................     (15,891)    (2,472)     1,699
                                                                                ----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................................        (704)      (447)      (620)
  Short-term investments
    Available-for-sale securities
      Purchases...............................................................     (38,526)    --         --
    Held-to-maturity securities
      Purchases...............................................................      (9,066)    --         --
      Proceeds from maturities................................................       4,817     --         --
                                                                                ----------  ---------  ---------
      Net cash used for investing activities..................................     (43,479)      (447)      (620)
                                                                                ----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock..................................      80,541      2,233      1,638
  Repayments of long-term obligations and capital leases......................      --         --             (5)
                                                                                ----------  ---------  ---------
    Net cash provided by financing activities.................................      80,541      2,233      1,633
                                                                                ----------  ---------  ---------
    Net increase (decrease) in cash and cash equivalents......................      21,171       (686)     2,712
  Cash and cash equivalents, beginning of period..............................      11,161     11,847      9,135
                                                                                ----------  ---------  ---------
  Cash and cash equivalents, end of period....................................  $   32,332  $  11,161  $  11,847
                                                                                ----------  ---------  ---------
                                                                                ----------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY. VISX, Incorporated (the "Company" or "VISX") is incorporated in Delaware and is engaged in the design and development of proprietary technologies and systems for laser vision correction ("LVC"). The Company has developed and manufactures a device (the "VISX System") which utilizes an excimer laser to reshape the surface of the cornea to treat nearsightedness, astigmatism and farsightedness and is intended to reduce or eliminate the patient's dependence on corrective lenses. The device is also intended to treat other eye disorders, such as opacities and superficial scars.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of significant intercompany accounts and transactions.

    CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

    SHORT-TERM INVESTMENTS. In 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115") "Accounting for Certain Investments in Debt and Equity Securities." The adoption of this statement did not have any effect on the Company's financial position or results of operations as the Company did not have any investments in debt or equity securities during 1994. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. The cost of securities sold is based on the specific identification method.

    INVENTORIES. Inventories consist of purchased parts and systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. Inventories consisted of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1994
                                                                           ---------  ---------
Raw Materials and Subassemblies..........................................  $   2,878  $   1,394
Work-in-Process..........................................................      1,348      2,398
Finished Goods...........................................................      2,516     --
                                                                           ---------  ---------
                                                                           $   6,742  $   3,792
                                                                           ---------  ---------
                                                                           ---------  ---------

                      VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT. Property and equipment is depreciated using the straight-line method over estimated useful lives of the assets, generally three to seven years or, in the case of leasehold improvements, the term of the related lease. Property and equipment is stated at cost and consisted of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1994
                                                                           ---------  ---------
Furniture and fixtures...................................................  $     986  $     813
Machinery and equipment..................................................      3,120      2,676
Leasehold improvements...................................................        119        103
                                                                           ---------  ---------
                                                                               4,225      3,592
Less -- accumulated depreciation and amortization........................     (2,660)    (2,142)
                                                                           ---------  ---------
Property and equipment, net..............................................  $   1,565  $   1,450
                                                                           ---------  ---------
                                                                           ---------  ---------

    REVENUE RECOGNITION. The Company recognizes revenue on product sales when the products are shipped. Service revenue is recognized as the services are performed. An allowance for installation, training and warranty costs is made at the time sales are recognized.

    RECLASSIFICATIONS.   Certain items from prior year financial statements have
been reclassified to conform with current year presentation.

    NET INCOME (LOSS) PER SHARE. Net income per share data for 1993 has been computed using the weighted average number of common shares outstanding, after giving effect to dilutive common stock equivalents. Common stock equivalents consist of the dilutive shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Net loss per share data has been computed using the weighted average number of shares outstanding during each period; dilutive common stock equivalents have been excluded from the computation as their effect would be to reduce the net loss per share amount.

    CONCENTRATION OF CREDIT RISK; MAJOR CUSTOMERS AND EXPORT REVENUES. The Company's credit risk in its accounts receivable has concentrated primarily in sales to Alcon. Internationally, Alcon has bought product from the Company and sold direct to end-users. The Company recognized $7,280,000, $13,993,000 and $18,450,000 in revenues from the sale of VISX Systems to Alcon for the years ended December 31, 1995, 1994 and 1993, respectively. Including sales of parts and VisionKey cards, Alcon accounted for 63%, 86% and 87% of total revenues for the years ended December 31, 1995, 1994 and 1993, respectively. The Company's past marketing agreements with Alcon required the Company to nominate two representatives of Alcon for election to the Company's Board of Directors. Alcon was a related party to the Company due to its representation on the Company's Board of Directors. Alcon representatives did not stand for reelection at the Company's 1995 stockholders' meeting on May 26, 1995. Accordingly, after such date, Alcon was no longer considered a related party to the Company. The accompanying financial statements reflect transactions with Alcon up until May 26, 1995 as related party transactions (see Note 2).

                      VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Export revenues accounted for 74%, 85% and 86% of revenues for the years ended December 31, 1995, 1994 and 1993, respectively. The following table represents export revenues by geographic region (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1995       1994       1993
                                                             ---------  ---------  ---------
Europe.....................................................  $   9,297  $  12,653  $  18,450
Canada.....................................................      1,833      1,790     --
Pacific Rim, Central & South America.......................      1,162        790        453
                                                             ---------  ---------  ---------
                                                             $  12,292  $  15,233  $  18,903
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    ACCOUNTING FOR STOCK-BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is not required to adopt the provisions of this statement until its fiscal year 1996. The provisions of this statement must be made on a prospective basis. The Company plans to adopt the disclosure provisions of this statement in 1996, and believes the effect on its financial position and results of operations, upon adoption, will not be significant.

NOTE 2. RELATIONSHIP WITH ALCON

    MARKETING AGREEMENT. In 1987, the Company amended its then-existing agreement with Alcon Laboratories, Inc. and Alcon Pharmaceuticals Ltd. (collectively "Alcon") whereby the Company granted a license and exclusive marketing rights for the VISX System to Alcon, and in 1988, Alcon advanced $2,500,000 to the Company to defray development costs. In January 1990, the Company and Alcon entered into a Second Amended and Restated Marketing Agreement ("Marketing Agreement") which amended and restated the marketing agreement, as it pertained to domestic marketing. The Marketing Agreement granted Alcon a license and exclusive marketing rights for the Company's VISX System in the U.S., and Alcon was required to collect a per-procedure fee and remit it to the Company. The Marketing Agreement contained provisions to repay the $2,500,000 previously advanced to defray development costs. The Company repaid $1,000,000 of that amount in 1992. Under the Marketing Agreement the Company reimbursed Alcon for costs it incurred on behalf of the Company throughout the year. The Company recorded expenses of $1,281,000, $120,000 and $90,000 for the years ended December 31, 1995, 1994 and 1993, respectively, related to the reimbursement of these costs. These expenses were recorded in marketing, general and administrative expenses in the accompanying consolidated statements of operations.

    In addition, per the agreement Alcon was entitled to the following payments:
(1) VISX was contingently liable to Alcon for $1,500,000, the balance of the $2,500,000 previously advanced. This payment was to be made at the end of each year, to the extent VISX had Annual Cash Flow, as defined in the Marketing Agreement. (2) VISX was obligated to reimburse Alcon for certain additional approved costs not previously reimbursed, to the extent the Company had Annual Cash Flow. (3) Thereafter, Alcon would receive 25% of the Company's Excess Cash Flow, as defined in the Marketing Agreement. During the term of the Marketing Agreement no payments accrued or became due and payable under the segments of the Marketing Agreement described in (1), (2) and (3), above.

    On January 9, 1996, the California Superior Court approved a settlement of all matters between Alcon, VISX and the other participants in VISX's stockholder derivative litigation. Under the terms of the agreement, Alcon has ceased, after the transition period of 60 days, all marketing and sales efforts on behalf of VISX. However, Alcon will continue to service VISX Systems sold internationally by Alcon. Alcon has agreed to cooperate with the Company in various respects to facilitate the transition resulting from termination of the marketing agreements with Alcon. Under the settlement terms,

                      VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. RELATIONSHIP WITH ALCON (CONTINUED)
Alcon will be able to market competitors' LVC systems. Also, under settlement terms, the Company is released from its contingent obligation to reimburse Alcon for $1.5 million of developmental expenses for the VISX System previously advanced by Alcon. Additionally, Alcon's right to receive 25% of VISX's future excess cash flow is also terminated. (See Note 8).

    INSURANCE/INDEMNIFICATION. Under the Marketing Agreement, the Company was required to indemnify Alcon, its affiliates and their respective officers, directors, partners, employees and stockholders for damages, up to an aggregate of $4,000,000, arising out of the design, manufacture or authorized use of the VISX Systems or any claim that the manufacture, design, use, marketing or sale of the VISX Systems infringes any patent owned or controlled by any third party. The indemnity did not cover damages resulting from negligence, recklessness, willful misconduct or unauthorized act of any party seeking indemnification. VISX maintained a product liability policy sufficient to cover the $4,000,000.

    CLINICAL AND REGULATORY. In September 1994, VISX and Alcon signed a letter of intent pursuant to which Alcon agreed to provide interim regulatory and clinical assistance to the Company. During 1994, the Company recognized expenses of $400,000 related to these services provided by Alcon. Effective February 1995, the Company terminated the interim regulatory and clinical agreement with Alcon.

NOTE 3. INVESTMENTS

    Investments in securities consist of the following (in thousands):

                                                                                        DECEMBER 31, 1995
                                                                                ---------------------------------
                                                                                              GROSS     AGGREGATE
                                                                                           UNREALIZED     FAIR
                                                                                  COST        GAINS       VALUE
                                                                                ---------  -----------  ---------
Short-Term Investments
  Available-for-Sale Securities
    Debt securities of the U.S. Treasury and U.S. government corporations and
     agencies.................................................................  $  30,400   $      91   $  30,491
    Debt securities of U.S. corporations......................................      8,126          21       8,147
  Held-to-Maturity Securities
    U.S. Treasury bills                                                             4,249      --           4,249
                                                                                ---------       -----   ---------
                                                                                   42,775         112      42,887
Cash Equivalents
  Available-for-Sale Securities
    Debt securities of U.S. corporations......................................     26,022      --          26,022
                                                                                ---------       -----   ---------
    Total investments                                                           $  68,797   $     112   $  68,909
                                                                                ---------       -----   ---------
                                                                                ---------       -----   ---------

    There were no gross realized gains or losses on available-for-sale securities. The net adjustment to unrealized holding gains on available-for-sale securities included in stockholders' equity totaled $112,000 and $0 in 1995 and 1994, respectively. All available-for-sale securities held at December 31, 1995 mature in two years or less. All held-to-maturity securities held at December 31, 1995 mature by May 31, 1996.

                      VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. ACCRUED LIABILITIES

    Accrued liabilities consisted of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1995       1994
                                                                           ---------  ---------
Payroll and related accruals.............................................  $   1,626  $     729
Accrued warranty, installation, and training expenses....................        861        657
Product line disposition.................................................        561      1,437
Accrued royalties........................................................        585        318
Deposits and deferred revenue............................................        615        101
Accrued litigation settlement expenses (see note 8)......................      3,150     --
Other....................................................................      1,293        925
                                                                           ---------  ---------
                                                                           $   8,691  $   4,167
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 5. STOCKHOLDERS' EQUITY

    COMMON STOCK. On February 14, 1995, the Company concluded a private placement of 1,200,000 shares of its Common Stock at a price of $10.85 per share and received net proceeds of approximately $12,234,000. Certain holders of the shares purchased in the private placement demanded registration of those shares for resale under the Securities Act of 1933, pursuant to the terms of the private placement agreement. The Company filed for registration of those shares in April 1995. On November 8, 1995, the Company completed a public offering of 2,875,000 shares of its common stock at a price of $23.75 and received net proceeds of approximately $63,885,000.

    STOCK OPTION PLANS. The Company has reserved shares of its common stock for issuance upon the exercise of stock options granted to the Company's employees under six separate option plans. In 1993, the Company adopted a Flexible Stock Incentive Plan (the "1993 Plan") and reserved 1,000,000 shares. The 1993 Plan permits the issuance of incentive or non-qualified stock options and stock grants to employees, consultants and non-employee directors of the Company with an exercise price not less than 85% of the fair market value on the date of grant (100% for incentive stock options). Options granted under the 1993 Plan generally vest 25% one year after the date of grant and ratably thereafter over three years and expire ten years from the date of grant. In addition to the 1993 Plan, the Company has options outstanding under its 1983, 1987, 1988 and 1990 option plans, which have generally the same eligibility and vesting terms as options granted under the 1993 Plan. The Company also grants 2,000 shares of the Company's common stock annually to each non-employee director

                      VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. STOCKHOLDERS' EQUITY (CONTINUED) of the Company. Options granted to non-employee directors of the Company become fully exercisable six months after the date of grant; however, unvested shares are subject to repurchase as set forth in the agreement. A summary of stock option activity for all plans follows:

                                                             SHARES UNDER OPTION     EXERCISE PRICE
                                                             -------------------  ---------------------
December 31, 1992..........................................         1,198,964     $       1.70 - $16.15
  Granted..................................................           320,755             9.88 -  14.75
  Exercised................................................          (176,531)            1.70 -  16.15
  Canceled.................................................           (93,301)            5.25 -  16.15
                                                                   ----------     ---------------------
December 31, 1993..........................................         1,249,887             3.00 -  16.15
  Granted..................................................           545,910            11.25 -  19.25
  Exercised................................................          (262,642)            5.25 -  16.15
  Canceled.................................................           (59,340)           5.25 -  17.125
                                                                   ----------     ---------------------
December 31, 1994..........................................         1,473,815             3.00 -  19.25
  Granted..................................................           622,000           11.375 -  36.00
  Exercised................................................          (587,196)            3.00 -  16.50
  Canceled.................................................          (118,241)          10.84 -  19.875
                                                                   ----------     ---------------------
December 31, 1995..........................................         1,390,378     $       5.25 - $36.00
                                                                   ----------     ---------------------
                                                                   ----------     ---------------------

    EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan ("the Purchase Plan"). The Purchase Plan is available to all eligible full-time employees, excluding those owning 5% or more of the Company's stock. Pursuant to the Purchase Plan, employees can purchase the Company's common stock at 85% of fair market value, in an amount up to 10% of the employee's wages during the semiannual plan purchase period. Employees purchased 30,449 shares, 37,892 shares and 0 shares under the Purchase Plan during the years ended December 31, 1995, 1994 and 1993, respectively.

    OPTION AGREEMENT. The Company assumed a stock option that VISX California granted to an officer to purchase 66,195 shares of common stock at $5.70 per share. These options were exercised during 1994.

    WARRANTS AND STOCK OPTIONS ISSUED TO UNDERWRITERS. In December 1993, Noel Group, Inc. ("Noel"), which had two representatives on the Company's Board of Directors, exercised a warrant to purchase 100,000 shares of the Company's common stock at a purchase price of $8.40 per share, which resulted in net proceeds to the Company of $840,000. Noel purchased the warrant in 1991 from the underwriter that received the warrant in 1988 in connection with the Company's initial public offering.

    Also in 1993, options to purchase an additional 14,000 shares of common stock were exercised at a purchase price of $8.16 per share, resulting in net proceeds to the Company of $114,000. The options were initially issued to the underwriters in connection with the initial public offering of VISX California. The Company assumed the options in connection with the 1990 acquisition of VISX California.

    In January 1990, in connection with the private placement of 800,000 shares of its common stock, the Company issued to its private placement agent a warrant to purchase up to 35,000 shares of the Company's common stock at a purchase price of $10.00 per share. The warrant became exercisable in January 1991, and was exercised during 1994, resulting in proceeds to the Company of $350,000.

                      VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. STOCKHOLDERS' EQUITY (CONTINUED)
    At December 31, 1995, there were no remaining warrants or stock options outstanding outside of the Company's Stock Option and Purchase plans. The following table summarizes the share information at December 31, 1995 related to all Stock Option plans and the Purchase Plan.

                                                                              AVAILABLE
                                                     SHARES                      FOR
                                                    RESERVED    OUTSTANDING  FUTURE GRANT  EXERCISABLE
                                                   -----------  -----------  ------------  -----------
All Option Plans.................................    2,278,532    1,390,378       --          453,932
Purchase Plan....................................      500,000      --           431,659       --
                                                   -----------  -----------  ------------  -----------
  Total..........................................    2,778,532    1,390,378      431,659      453,932
                                                   -----------  -----------  ------------  -----------
                                                   -----------  -----------  ------------  -----------

NOTE 6. INCOME TAXES
    In January 1993, the Company adopted on a prospective basis Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach for computing deferred income taxes. This method requires that the statement of operations reflect any changes in tax laws and rates enacted during the period affecting events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than enactments of changes in the tax law or rates. The Company has not had any taxable income or related tax liabilities for any period and accordingly, there is no provision for income taxes in the accompanying statements of operations. As a result, the implementation of SFAS No. 109 did not have any effect on the Company's financial position or results of operations.

    At December 31, 1995, the Company had net operating loss carryforwards of approximately $54,000,000 and $13,000,000 available to offset future Federal and California taxable income, respectively. The Federal loss carryforwards expire through the year 2010 and the California loss carryforwards expire at various dates from 1996 through the year 2000. The availability and timing of the amount of prior losses to be used to offset taxable income in future years will be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

    The components of the net deferred income tax asset as of December 31, 1995 and 1994 were as follows (in thousands):

                                                                                    1995        1994
                                                                                 ----------  ----------
Net operating loss carryforwards...............................................  $   19,700  $   12,700
Cumulative temporary differences (reserves)....................................       3,400       1,900
Tax credit carryforwards.......................................................       1,900       1,400
                                                                                 ----------  ----------
                                                                                     25,000      16,000

Valuation allowance, provision for income taxes................................     (21,700)    (14,700)
Valuation allowance, equity....................................................      (3,300)     (1,300)
                                                                                 ----------  ----------
Net deferred income tax asset..................................................  $   --      $   --
                                                                                 ----------  ----------
                                                                                 ----------  ----------

    The valuation allowances consist of net operating losses, deferred tax assets and tax credit carryforwards which may expire before the Company can use them. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated in the above table as "Valuation allowance, equity". The Company believes sufficient uncertainty exists regarding the realizability of these items, and accordingly, a valuation allowance has been established.

                      VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. COMMITMENTS
    The Company leases facilities and equipment under operating leases which expire through 2000. Rent expense was $666,000, $529,000 and $657,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Future minimum lease commitments are as follows (in thousands):

YEAR ENDED DECEMBER 31,
1996.......................................................................  $     626
1997.......................................................................        484
1998.......................................................................         55
1999.......................................................................         55
2000.......................................................................         23
                                                                             ---------
  Total minimum lease payments ............................................  $   1,243
                                                                             ---------
                                                                             ---------

NOTE 8. LITIGATION

    SECURITIES CLASS ACTION LITIGATION

    In September 1994, various actions were filed in United States District Court for the Northern District of California against the Company and several former and current directors and officers of the Company alleging violations of federal securities laws. These actions were consolidated into a single class action. The plaintiffs in the class action alleged that from periods ranging from November 1993 to October 1994, the Company issued misleading statements and failed to make required disclosures about the Company's business prospects and the status of FDA process relating to approval of the VISX System, in violation of certain Federal securities laws. The amount of damages sought was unspecified. In December 1995, the District Court approved a settlement of the securities class action lawsuit against the Company. The net cost of settlement after insurance reimbursement was $2,250,000.

    STOCKHOLDER DERIVATIVE LITIGATION

    In September 1994, an action was filed in the Superior Court of California as a derivative action on behalf of the Company by CAP Advisers Limited, CAP Trust and Osterfak Limited (collectively, the "CAP Group"), who collectively owned in excess of 10% of the Company's outstanding Common Stock at the time the action was filed. The action named as defendants several former officers of the Company, former directors of the Company including representatives of Alcon, and Alcon and certain of its affiliates. The suit alleged, among other things, breaches of fiduciary duties involving the failure to exercise appropriate oversight over regulatory affairs and the Alcon marketing agreements by the named individual defendants as well as breaches of certain of Alcon's marketing obligations under the Company's agreements with Alcon, and sought monetary damages in excess of $2.25 billion from Alcon and the named individual defendants. Alcon made counterclaims against the CAP Group and two former directors of the Company not named in the original suit for interference with the Company's contractual relationship with Alcon.

    On November 20, 1995, VISX, Alcon and the CAP Group agreed to settle the litigation, including the counterclaims filed by Alcon, by filing a definitive settlement agreement with the Superior Court. On January 9, 1996 the Superior Court approved the proposed settlement which, according to its terms, automatically became effective on March 12, 1996, at which time the Company's marketing agreements with Alcon terminated. As part of the settlement, the Company was obligated to reimburse the CAP Group for legal fees and expenses and certain other related expenses incurred by them, as well as indemnify officers and directors for their legal fees and expenses. These costs were estimated to total $3,150,000 and were accrued as of December 31, 1995. The Company believes that no further material adverse effect on the Company's financial position or results of operations will result from this matter.

                      VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. LITIGATION (CONTINUED)
    AZEMA PATENT LITIGATION

    On August 30, 1995, Summit Technology, Inc. ("Summit") sued the Company in the United States for infringement of a U.S. patent held by Summit. Summit acquired the rights to the patent in 1993, and Pillar Point Partners, a partnership consisting of entities controlled by VISX and Summit, elected not to acquire rights to the patent from Summit at that time. The lawsuit claims that the manufacture and export of VISX Systems from the United States is an infringement of the patent. The Company believes that the lawsuit is without merit and intends to vigorously defend its position. The Company believes that the resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations. Nevertheless, the cost of defending this action could be significant, and there can be no assurance that the VISX System will be held not to infringe the patent. In such event, the Company could be subject to significant liabilities to Summit and it could be necessary for the Company to seek a license from Summit in order for the Company to manufacture, market and sell products in the United States. There can be no assurance that a license would be available on acceptable terms or at all. It might also be necessary for the Company to attempt to redesign the VISX System so that it no longer infringes the patent, although there can be no assurance that any such redesign efforts would be successful. Additionally, a redesign of the VISX System, depending on its scope, could entail delays in FDA approval of the redesign.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VISX, Incorporated:

    We have audited the accompanying consolidated balance sheets of VISX, Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 31, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with the independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF VISX

    The information required by this item regarding directors of VISX, set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in the Company's definitive Proxy Statement (the "1996 Proxy Statement") to be filed with the Commission and relating to its Annual Meeting of Stockholders to be held on May 17, 1996, is incorporated herein by reference.

    The officers of the Company are as follows:

NAME                                        AGE                               POSITION
--------------------------------------      ---      ----------------------------------------------------------
Mark B. Logan.........................          57   Chairman of the Board, Chief Executive Officer and
                                                      President
Elizabeth H. Davila...................          51   Executive Vice President, Chief Operating Officer
Katrina J. Church.....................          34   Vice President, General Counsel and Secretary
Terrance N. Clapham...................          48   Vice President, Research and Development
Jordan D. Haller, M.D.................          63   Vice President, Regulatory and Clinical Affairs
James W. McCollum.....................          41   Vice President, Marketing and Sales
Timothy R. Maier......................          47   Vice President, Chief Financial Officer
Judith A. Somerville..................          53   Vice President, Human Resources
W. Michael Wilson.....................          51   Vice President, Operations

    MARK B. LOGAN. Mr. Logan has served as Chairman of the Board, President and Chief Executive Officer of the Company since November 1994. From January 1992 to July 1994, Mr. Logan was Chairman of the Board, President and Chief Executive Officer of Insmed Pharmaceuticals, Inc., a development-stage biopharmaceutical company, and has served on its board of directors since its founding in 1988. Prior to 1992, Mr. Logan was a Principal Associate with McManis Associates, Inc., a Washington, D.C. based research and management firm specializing in the health care field. From 1981 to 1985, Mr. Logan was employed by Bausch & Lomb, Inc. as President, Health Care and Consumer Group, and was a member of Bausch & Lomb's board of directors. From 1975 to 1981, he was employed by Becton Dickinson & Company, where he held the position of Consumer Group President, and was responsible for that Company's worldwide diabetes syringe business. From 1967 to 1974, Mr. Logan held various management positions with American Home Products Corporation.

    ELIZABETH H. DAVILA. Ms. Davila has been Executive Vice President and Chief Operating Officer since May 1995. From 1977 to 1994, Ms. Davila held senior management positions with Syntex Corporation which included Vice President of Quality and Reengineering, Vice President and Director of the Company's Drug Development Optimization Program, Vice President of Marketing and Sales for the Syva Company Diagnostics Division and Vice President of Marketing and Sales of the Syntex Ophthalmics Division.

    KATRINA J. CHURCH. Ms. Church has been Vice President, General Counsel since January 1995 and corporate counsel since June 1991. She has served as Secretary of the Company since May 1994. Before joining the Company in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California.

    TERRANCE N. CLAPHAM. Mr. Clapham has been Vice President, Research and Development since March 1993. He also served as Secretary of the Company from November 1990 to May 1994 and Vice President, Engineering and Product Development from November 1990 to March 1993. He was a founder, Vice President, Secretary and director of one of the Company's predecessors from its inception in August 1987 until November 1990, when it was merged with the Company.

    JORDAN D. HALLER, M.D. Dr. Haller has been Vice President, Regulatory and Clinical Affairs since July 1995. Prior to joining VISX, Dr. Haller was Medical Director of Quantum Bio-Medical Technologies from 1990. Dr. Haller also served on the faculty at Columbia University and taught courses in technology assessment, with emphasis on government and FDA regulation. From 1985 to 1990, he was Medical Director for C.R. Bard Company. In 1984 he founded The Laser Institute of Pittsburgh. Prior to 1984, Dr. Haller was Director of
Cardiovascular Surgery at Maimonides Medical Center and a practicing cardiovascular surgeon.

    JAMES W. MCCOLLUM. Mr. McCollum has been Vice President, Marketing and Sales since February 1996. Prior to joining VISX, he served as Area Director - North America for Alcon Laboratories and was responsible for all excimer refractive activities in Canada and the U.S. Mr. McCollum has held various senior management positions at CooperVision, Inc., Innovision Medical Inc., and American Hospital Supply Corporation, and has over 20 years of professional experience, including 15 years in the medical device industry and 13 years in ophthalmic products.

    TIMOTHY R. MAIER. Mr. Maier has been Vice President, Chief Financial Officer since June 1995. From 1991 to June 1995, he served as Vice President, Chief Financial Officer of GenPharm, International, Inc., a privately held international biotechnology company. From 1976 to 1991, Mr. Maier held various positions with Spectra-Physics, Inc., an international manufacturer of scientific and commercial laser products. His positions included Operations Manager, International Finance and Administration Manager, and Vice President of Finance.

    JUDITH A. SOMERVILLE. Ms. Somerville has been Vice President, Human Resources since September 1995 and Director, Human Resources since March 1995. From 1993 to March 1995, she served as Corporate Director, Compensation and Benefits at VLSI Technology, Inc., a publicly held semiconductor company. From 1990 to 1993, she was Director, Corporate Compensation and Benefits at Conner Peripherals, Inc., an international manufacturer of disk drives. From 1989 to 1990, she was Corporate Compensation Manager at Hexcel Corporation. From 1980 to 1989, Ms. Somerville was employed by United Technologies Corporation in a variety of Human Resource positions.

    W. MICHAEL WILSON. Mr. Wilson has been Vice President, Operations since January 1992 and served as Director of Operations from December 1991 to January 1993. He was Manufacturing Manager with one of the Company's predecessors from January to November 1990 and Manufacturing Manager of the Company from November 1990 to December 1991.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item regarding compensation of VISX's directors and executive officers set forth in the 1996 Proxy Statement under "Further Information Concerning the Board of Directors -- Director Compensation" and "Executive Compensation" is incorporated herein by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company set forth in the 1996 Proxy Statement under "Principal Stockholders" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item regarding certain relationships and related transactions with management of the Company set forth in the 1996 Proxy Statement under "Further Information Concerning the Board of Directors" and "Executive Compensation" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)               1.  The  following  consolidated  financial  statements of  VISX,  Incorporated  and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year  ended
                      December 31, 1995:

                      FINANCIAL STATEMENTS

                                                                           PAGE
                                                                            ---
  Consolidated Balance Sheets.........................................          19
  Consolidated Statements of Operations...............................          20
  Consolidated Statements of Stockholders' Equity.....................          21
  Consolidated Statements of Cash Flows...............................          22
  Notes to Consolidated Financial Statements..........................          23
  Report of Independent Public Accountants............................          32

                  2.  All  schedules have been omitted since the required information is not applicable or is not  present in  amounts sufficient  to require  submission of  the schedule,  or
                      because   the  information  required  is  included  in  the  Consolidated  Financial
                      Statements or notes thereto.
                  3.  The Exhibits filed as a part of this  Report are listed in the Index to Exhibits  on pages 37 through 39 of this Report.
(b)        REPORTS ON FORM 8-K.  None.
(c)        EXHIBITS.  See Index to Exhibits on pages 38 through 39 of this Report.
(d)        FINANCIAL STATEMENT SCHEDULES.  None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISX, Incorporated
                                          a Delaware corporation

                                          By:          /s/ MARK B. LOGAN

                                             -----------------------------------
                                                        Mark B. Logan
                                              CHAIRMAN OF THE BOARD, PRESIDENT,
                                                 AND CHIEF EXECUTIVE OFFICER
Date: March 27, 1996

                               POWER OF ATTORNEY

    Each person whose signature appears below hereby constitutes and appoints Mark B. Logan and Timothy R. Maier, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                         TITLE                  DATE
-----------------------------------  -------------------------  ----------------
   PRINCIPAL EXECUTIVE OFFICER:

                                     Chairman of the Board,
             /s/ MARK B. LOGAN        President, Chief
-----------------------------------   Executive Officer and      March 27, 1996
           Mark B. Logan              Director
         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

           /s/ TIMOTHY R. MAIER      Chief Financial Officer,
-----------------------------------   Vice President Finance     March 27, 1996
         Timothy R. Maier             and Administration
       ADDITIONAL DIRECTORS:

         /s/ ELIZABETH H. DAVILA     Executive Vice President,
-----------------------------------   Chief Operating Officer,   March 27, 1996
        Elizabeth H. Davila           and Director

          /s/ GLENDON E. FRENCH
-----------------------------------  Director                    March 27, 1996
         Glendon E. French

         /s/ RICHARD B. SAYFORD
-----------------------------------  Director                    March 27, 1996
        Richard B. Sayford

                               VISX, INCORPORATED
                               INDEX TO EXHIBITS
                                  [ITEM 14(C)]

EXHIBIT
NUMBER                                DESCRIPTION                             PAGE
------     -----------------------------------------------------------------  ----
  2.1*     Asset Purchase Agreement among the Company, Questek,
           Incorporated, and Lambda-Physik, dated February 1, 1993
           (PREVIOUSLY FILED AS EXHIBIT 2.2 TO ANNUAL REPORT ON FORM 10-K
           DATED MARCH 30, 1993).
  3.1*     Amended and Restated Certificate of Incorporation (PREVIOUSLY
           FILED AS EXHIBIT 3.1 TO FORM S-1 REGISTRATION STATEMENT NO.
           33-41621) as amended in Registration Statement on Form S-8
           (EXHIBIT 4.2, FILE NO. 33-53806)
  3.2*     Amended and Restated Bylaws as revised through April 25, 1991
           (PREVIOUSLY FILED AS EXHIBIT 3.2 TO FORM S-1 REGISTRATION
           STATEMENT NO. 33-46311) as amended on September 12, 1994 (EXHIBIT
           5.2 TO FORM 8-K DATED SEPTEMBER 8, 1994)
  4.1*     REFERENCE IS MADE TO EXHIBITS 3.1 AND 3.2
  4.2*     Specimen Common Stock Certificate (PREVIOUSLY FILED AS EXHIBIT
           4.2 TO ANNUAL REPORT ON FORM 10-K, FILE NO. 1-10694, FOR THE
           FISCAL YEAR ENDED DECEMBER 31, 1990)
 10.1*     Amended and Restated Marketing Agreement dated April 21, 1987 among the Company, LRI L. P., Alcon Laboratories, Inc. and Alcon
           Pharmaceuticals, Ltd. (PREVIOUSLY FILED AS EXHIBIT 10(A) TO FORM
           S-1 REGISTRATION STATEMENT NO. 33-23844)
 10.2*     Second Amended and Restated Marketing Agreement dated December
           22, 1989 among the Company, Alcon Surgical, Inc. and Alcon
           Laboratories, Inc. (PREVIOUSLY FILED AS EXHIBIT 10(B) TO ANNUAL
           REPORT ON FORM 10-K, FILE NO. 0-17247, FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1989)
 10.3*     Letter Agreement dated December 11, 1989 among the Company,
           L'Esperance Research Incorporated and Alcon Surgical, Inc.
           (PREVIOUSLY FILED AS EXHIBIT 10(C) TO ANNUAL REPORT ON FORM 10-K,
           FILE NO. 0-17247, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1989)
 10.4*     Letter Agreement dated December 22, 1989 among the Company, Alcon
           Laboratories, Inc. and Alcon Surgical, Inc. (PREVIOUSLY FILED AS
           EXHIBIT 10(D) TO ANNUAL REPORT ON FORM 10-K, FILE NO. 0-17247,
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1989)
 10.5*     Letter Agreement dated May 22, 1990 among the Company, Alcon
           Surgical, Inc., Alcon Laboratories, Inc. and Alcon
           Pharmaceuticals, Ltd. (PREVIOUSLY FILED AS EXHIBIT 10.5 TO ANNUAL
           REPORT ON FORM 10-K, FILE NO. 1-10694, FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1990)
 10.6*     Second Amended and Restated Development Agreement dated as of
           April 21, 1987 between LRI L. P. and the Company, with Amendment dated July 28, 1988 (PREVIOUSLY FILED AS EXHIBIT 10(B) TO FORM
           S-1 REGISTRATION STATEMENT NO. 33-23844)
10.7 TO 10.11 SEE BELOW
10.12*     Stock Option Plan (PREVIOUSLY FILED AS EXHIBIT 10(E) TO FORM S-1
           REGISTRATION STATEMENT NO. 33-23844)
10.13*     1988 Stock Option Plan (PREVIOUSLY FILED AS EXHIBIT 10.1 TO FORM
           S-1 REGISTRATION STATEMENT NO. 33-26991)

EXHIBIT
NUMBER                                DESCRIPTION                             PAGE
------     -----------------------------------------------------------------  ----
10.14*     Amendment to 1988 Stock Option Plan (PREVIOUSLY FILED AS EXHIBIT
           10.20 TO FORM S-1 REGISTRATION STATEMENT NO. 33-26991)
10.15*     1990 Stock Option Plan (PREVIOUSLY FILED AS EXHIBIT 10.39 TO
           ANNUAL REPORT ON FORM 10-K, FILE NO. 1-10694, FOR THE FISCAL YEAR
           ENDED DECEMBER 31, 1990)
10.16*     1983 Incentive Stock Option Plan (PREVIOUSLY FILED AS EXHIBIT 4.4
           TO FORM S-8 REGISTRATION STATEMENT NO. 33-53806)
10.17*     Agreement dated as of January 1, 1992, between International
           Business Machines Corporation and the Company (PREVIOUSLY FILED
           AS EXHIBIT 10.34 TO AMENDMENT NO. 1 TO FORM S-1 REGISTRATION
           STATEMENT NO. 33-46311)
10.18*     Formation Agreement dated June 3, 1992, among Summit Technology,
           Inc., VISX, Incorporated, Summit Partner, Inc., and VISX Partner,
           Inc. (PREVIOUSLY FILED AS EXHIBIT 10.1 TO FORM 8-K DATED JUNE 3,
           1992)
10.19*     General Partnership Agreement of Pillar Point Partners dated June
           3, 1992, between VISX Partner, Inc. and Summit Partner, Inc.
           (PREVIOUSLY FILED AS EXHIBIT 10.2 TO FORM 8-K DATED JUNE 3, 1992)
10.20*     License-back to VISX Agreement dated June 3, 1992, between Pillar
           Point Partners and the Company (PREVIOUSLY FILED AS EXHIBIT 10.3
           TO FORM 8-K DATED JUNE 3, 1992)
10.21*     Lease dated July 16, 1992, as amended October 2, 1992, between the Company and Sobrato Interests, a California limited
           partnership (PREVIOUSLY FILED AS EXHIBIT 10.1 TO FORM 10-Q FOR
           THE QUARTER ENDED SEPTEMBER 30, 1992)
10.22*     1993 Flexible Stock Incentive Plan (PREVIOUSLY FILED AS EXHIBIT
           10.28 TO ANNUAL REPORT ON FORM 10-K DATED MARCH 30, 1993)
10.23*     1993 Employee Stock Purchase Plan (PREVIOUSLY FILED AS EXHIBIT
           10.29 TO ANNUAL REPORT ON FORM 10-K DATED MARCH 30, 1993)
10.24*     Form of Subscription Agreement (PREVIOUSLY FILED AS EXHIBIT 10.24
           TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994)
10.25*     Independent Consultant Services Agreement dated October 20, 1995, among VISX, Donald R. Sanders, M.D. and Centers for Clinical
           Research (PREVIOUSLY FILED AS EXHIBIT 10.25 TO FORM 10-K FOR THE
           YEAR ENDED DECEMBER 31, 1994)
10.26*     Complaint filed on September 26, 1994 in the Superior Court for the County of Santa Clara by CAP Advisers Limited, CAP Trust, and
           Osterfak, Ltd. (PREVIOUSLY FILED AS EXHIBIT 5.1 TO FORM 8-K DATED
           SEPTEMBER 26, 1994)
10.27*     Consolidated Amended Class Action Complaint filed on February 10,
           1995 in the United States District Court for the Northern
           District of California (PREVIOUSLY FILED AS EXHIBIT 10.27 TO FORM
           10-K FOR THE YEAR ENDED DECEMBER 31, 1994)
10.28      Agreement effective as of November 20, 1995, among the Company,
           Alcon Laboratories, Inc., and Alcon Pharmaceuticals, Ltd.........
10.29      Agreement and Stipulation of Settlement filed on November 20,
           1995, in the Superior Court for the County of Santa Clara........
10.30      Second Amendment to Lease dated March 8, 1996, between the
           Company and Sobrato Interests, a California limited
           partnership......................................................
21.1*      Subsidiaries (PREVIOUSLY FILED AS EXHIBIT 21.1 TO ANNUAL REPORT
           ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994)
23.1       Consent of Independent Public Accountants........................

EXHIBIT
NUMBER                                DESCRIPTION                             PAGE
------     -----------------------------------------------------------------  ----
EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
 10.7*     Employment Agreement dated May 22, 1990 between the Company and
           Charles R. Munnerlyn (PREVIOUSLY FILED AS EXHIBIT 10(K) TO FORM
           S-4 REGISTRATION STATEMENT NO. 33-35491)
 10.8*     Amendment to Employment Agreement dated July 21, 1994 between the
           Company and Charles R. Munnerlyn (PREVIOUSLY FILED AS EXHIBIT
           10.8 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994)
 10.9*     Employment Agreement dated May 22, 1990 between the Company and
           Alan R. McMillen (PREVIOUSLY FILED AS EXHIBIT 10(L) TO FORM S-4
           REGISTRATION STATEMENT NO. 33-35491)
10.10*     Amendment to Employment Agreement dated October 25, 1994 between the Company and Alan R. McMillen (PREVIOUSLY FILED AS EXHIBIT
           10.10 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994)
10.11*     Employment Agreement dated May 22, 1990 between the Company and
           Terrance N. Clapham (PREVIOUSLY FILED AS EXHIBIT 10(M) TO FORM
           S-4 REGISTRATION STATEMENT NO. 33-35491)

------------------------
* Previously filed.

                                                                    EXHIBIT 23.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation of our report included in this Annual Report on Form 10-K, into the Company's previously filed Registration Statements Nos. 33-34374, 33-40519, 33-53806 and 33-69044 on Form S-8.

                                          ARTHUR ANDERSEN LLP

San Jose, California
March   , 1996

                               COMPANY DIRECTORY

BOARD OF DIRECTORS

Mark B. Logan
Elizabeth H. Davila
Glendon E. French
Richard B. Sayford

OFFICERS

Mark B. Logan
Elizabeth H. Davila
Katrina J. Church
Terrance N. Clapham
Jordan D. Haller, M.D.
James W. McCollum
Timothy R. Maier
Judith A. Somerville
W. Michael Wilson

CORPORATE HEADQUARTERS

3400 Central Expressway
Santa Clara, CA 95051
Telephone 408/733-2020
Facsimile 408/773-7300

INQUIRIES

Stockholders or members of the
investment community seeking information about VISX, Incorporated are encouraged to contact the Company by telephone or address their inquiries to Investor
Relations at the corporate address.

AUDITORS
Arthur Andersen LLP

LEGAL COUNSEL

Wilson Sonsini Goodrich & Rosati,
Professional Corporation

TRANSFER AGENT AND REGISTRAR

The First National Bank of Boston
150 Royall Street
Canton, MA 02021
617/575-2790

Please direct any inquiries regarding stock transfers, lost certificates or address changes to the Transfer Agent and Registrar.

STOCK LISTING

The Company's Common Stock is listed
on the Nasdaq National Market Tier
of The Nasdaq Stock MarketSM
Symbol VISX

ANNUAL MEETING

May 17, 1996, 9:00 a.m.
Corporate Headquarters

TRADEMARKS

The VISX logo and VisionKey are Company
trademarks. Trademarks of other
companies also are referred to in this
Annual Report on Form 10-K.