Form 10-K/A
period 1995-12-31
VISX INC
filed 1996-05-03
CIK 837991

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                    --------------

                                     FORM 10-K/A

                       AMENDMENT TO ANNUAL REPORT PURSUANT TO
                                 SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended:       Commission File No.:
                      DECEMBER 31, 1995                 1-10694

                                   ---------------

                                  VISX, INCORPORATED
                (Exact name of Registrant as specified in its charter)

                                   ---------------

                         DELAWARE                      06-1161793
                 (State of incorporation)          (I.R.S.  Employer
                                                  Identification No.)
                               3400 CENTRAL EXPRESSWAY
                                SANTA CLARA, CA 95051
                                    (408) 733-2020
       (Address, including zip code and telephone number, including area code, of Registrant's principal executive offices)

               DELAWARE                                06-1161793
   --------------------------------         --------------------------------
     (STATE OR OTHER JURISDICTION          (IRS EMPLOYER IDENTIFICATION NO.)
    OF INCORPORATION OR ORGANIZATION)

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES / X /    NO /  /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.    / X /

    The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 1, 1996 is approximately $467,731,000. The number of shares of Common Stock outstanding as of March 1, 1996 was 15,202,369.

                        DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 1996 are incorporated by reference into Part III of this report.

                                   EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K for the year ended December 31, 1995 is being filed solely for the purpose of amending Item 14(c) to include the statement that confidential treatment has been requested for certain portions of
Exhibit 10.28.

                                       PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

         FINANCIAL STATEMENTS


                                                                          PAGE
         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . 19
         Consolidated Statements of Operations . . . . . . . . . . . . . . 20
         Consolidated Statements of Stockholders' Equity . . . . . . . . . 21
         Consolidated Statements of Cash Flows . . . . . . . . . . . . . . 22
         Notes to Consolidated Financial Statements. . . . . . . . . . . . 23
         Report of Independent Public Accountants. . . . . . . . . . . . . 34

    2. All schedules have been omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

    3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits on pages 36 through 38 of this Report.

(b) REPORTS ON FORM 8-K.   None.

(c) EXHIBITS.   See Index to Exhibits on pages 36 through 38 of this Report.

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

                                  VISX, Incorporated
                                  a Delaware corporation


Date:  May 2, 1996                By: /S/MARK B. LOGAN
                                      --------------------------
                                   Mark B.  Logan
                                   Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                 DATE


PRINCIPAL EXECUTIVE OFFICER:


/S/MARK B. LOGAN             Chairman of the Board, President,     May 2, 1996
- -------------------------    Chief Executive Officer
Mark B. Logan                and Director


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:


- -------------------------
Timothy R. Maier
By:  /S/MARK B. LOGAN        Chief Financial Officer,              May 2, 1996
     --------------------    Vice President Finance and
       Mark B. Logan         Administration
       Attorney-in-fact


ADDITIONAL DIRECTORS:


- --------------------         Executive Vice President,             May 2, 1996
Elizabeth H. Davila          Chief Operating Officer, and
By:  /S/MARK B. LOGAN        Director
     --------------------
       Mark B. Logan
       Attorney-in-fact


- -------------------------    Director                              May 2, 1996
Glendon E. French
By:  /S/MARK B. LOGAN
     --------------------
       Mark B. Logan
       Attorney-in-fact


- -------------------------    Director                              May 2, 1996
Richard B. Sayford
By:  /S/MARK B. LOGAN
    --------------------
       Mark B. Logan
       Attorney-in-fact

                                  VISX, Incorporated
                                  INDEX TO EXHIBITS
                                     [ITEM 14(C)]

Exhibit
Number                             Description                             Page
- ------                             -----------                             ----

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

Exhibit
Number                             Description                             Page
- ------                             -----------                             ----

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

Exhibit
Number                             Description                             Page
- ------                             -----------                             ----

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

10.28+ Agreement effective as of November 20, 1995, among the Company, Alcon Laboratories, Inc., and Alcon Pharmaceuticals, Ltd. (PREVIOUSLY FILED AS EXHIBIT 10.28 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994)

10.29* Agreement and Stipulation of Settlement filed on November 20, 1995, in the Superior Court for the County of Santa Clara (PREVIOUSLY FILED AS EXHIBIT 10.29 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995)

10.30* Second Amendment to Lease dated March 8, 1996, between the Company and Sobrato Interests, a California limited partnership (PREVIOUSLY FILED AS EXHIBIT 10.29 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995)

21.1* Subsidiaries (PREVIOUSLY FILED AS EXHIBIT 21.1 TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994)

23.1*    Consent of Independent Public Accountants (PREVIOUSLY FILED AS
         EXHIBIT 23.1 TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995)

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

10.11* Employment Agreement dated May 22, 1990 between the Company and Terrance N. Clapham (PREVIOUSLY FILED AS EXHIBIT 10(M) TO FORM S-4 REGISTRATION STATEMENT NO. 33-35491)

- -------------------------------------
* Previously filed
+ Confidential Treatment has been requested for certain portions of this exhibit.