Form 10-Q
period 1996-03-31
VISX INC
filed 1996-05-15
CIK 837991

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549
                          ---------------------------------

                                      FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                          OR

      ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM           TO

                            Commission File Number 1-10694

                          ---------------------------------

                                  VISX, INCORPORATED
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                          ---------------------------------



           DELAWARE                                        06-1161793
- - ------------------------------                        ---------------------
(STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

              3400 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA    95051
           ----------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE):  (408) 733-2020
                                                            -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X          No
                                           -----          -----


Total number of shares of common stock outstanding as of April 30, 1996:
15,258,144.
- - ----------

                         VISX, INCORPORATED
                          TABLE OF CONTENTS






                                                                            PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         Condensed Consolidated Interim Balance Sheets as
         of March 31, 1996 and December 31, 1995                            3

         Condensed Consolidated Interim Statements of Operations for
         the Three Months Ended March 31, 1996 and 1995                     4

         Condensed Consolidated Interim Statements of Cash Flows for
         the Three Months Ended March 31, 1996 and 1995                     5

         Notes to Condensed Consolidated Interim Financial Statements       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Results of Operations                                              7

         Liquidity and Capital Resources                                    8

PART II  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                   8

         SIGNATURES                                                         9

PART I. FINANCIAL INFORMATION

    ITEM 1.   CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                         VISX, INCORPORATED AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                        ASSETS
                                                    March 31,    December 31,
                                                      1996           1995
                                                   ----------    ------------
                                                         (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                      $ 25,209       $ 32,332
    Short-term investments                           52,922         42,887
    Accounts receivable                               9,391          6,667
    Inventories                                       7,850          6,742
    Prepaid expenses                                    202            234
                                                   --------       --------
      Total current assets                           95,574       $ 88,862

Property and equipment, net                           2,036          1,565
Other assets                                            651            651
                                                   --------       --------
                                                   $ 98,261       $ 91,078
                                                   --------       --------
                                                   --------       --------



                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                               $  3,458       $  2,506
    Accrued liabilities                              13,491          8,691
                                                   --------       --------
      Total current liabilities                      16,949         11,197
                                                   --------       --------

Stockholders' equity:
    Common stock - $.01 par value, 30,000,000
    shares authorized; shares issued March 31,
    1996 15,199,953;
        December 31, 1995 15,173,855                    152            152
    Additional paid-in capital                      131,443        131,185
    Accumulated deficit                             (50,290)       (51,568)
    Unrealized holding gain on available-for-sale
    securities                                            7            112
                                                   --------       --------
      Total stockholders' equity                     81,312         79,881
                                                   --------       --------
                                                   $ 98,261       $ 91,078
                                                   --------       --------
                                                   --------       --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS.

                         VISX, INCORPORATED AND SUBSIDIARIES

               CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three months ended
                                                            March 31,
                                                       -------------------
                                                       1996           1995
                                                       ----           ----
                                                            (unaudited)
REVENUES:
    Product sales                                   $ 9,479        $   --
    Product sales to Alcon, a related party             --           1,680
    Service and other revenues                        2,077          1,011
                                                    -------        -------
    Total revenues                                   11,556          2,691
                                                    -------        -------

COSTS AND EXPENSES:
    Cost of revenues                                  5,772          1,802
    Marketing, general and administrative             3,563          2,021
    Research, development and regulatory              1,860          2,697
                                                    -------        -------
    Total costs and expenses                         11,195          6,520
                                                    -------        -------

Income (loss) from operations                           361         (3,829)
                                                    -------        -------

Other income                                            917            234
                                                    -------        -------

Net income (loss)                                   $ 1,278       $ (3,595)
                                                    -------        -------
                                                    -------        -------

Earnings (loss) per share                           $  0.08       $  (0.32)
                                                    -------        -------
                                                    -------        -------

Weighted average number of shares and
equivalents outstanding                              16,032         11,280
                                                    -------        -------
                                                    -------        -------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                         VISX, INCORPORATED AND SUBSIDIARIES

               CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)



                                                                           Three months ended
                                                                                March 31,
                                                                           -------------------
                                                                           1996           1995
                                                                           ----           ----
                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $1,278        $(3,595)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
    Depreciation and amortization                                           174            161
CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable                                        (2,724)          (205)
  Decrease in accounts receivable from Alcon, a related party               --             381
  Increase in inventories                                                (1,108)          (395)
  Decrease (increase) in prepaid expenses                                    32             (7)
  Decrease in other assets                                                  --             213
  Increase in accounts payable                                              952            203
  Increase (decrease) in accrued liabilities                              4,800            (31)
                                                                        -------        -------
     Net cash provided by (used for) operating activities                 3,404         (3,275)
                                                                        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (645)           (43)
  Purchase of short-term investments                                    (12,263)           --
  Proceeds from maturities of short-term investments                      2,123            --
                                                                        -------        -------
     Net cash used in investing activities                              (10,785)           (43)
                                                                        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                258         13,971
                                                                        -------        -------
     Net increase (decrease) in cash and cash equivalents                (7,123)        10,653
  Cash and cash equivalents, beginning of period                         32,332         11,161
                                                                        -------        -------
  Cash and cash equivalents, end of period                              $25,209        $21,814
                                                                        -------        -------
                                                                        -------        -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                          VISX INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                    MARCH 31, 1996
                                     (UNAUDITED)

The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1995 Annual Report and Form 10-K.

1.  BASIS OF PRESENTATION:

The Condensed Consolidated Interim Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The Condensed Consolidated Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim period. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

2.  PILLAR POINT PARTNERS ROYALTIES:

The Company received its first report of royalty distribution from Pillar Point Partners in the first quarter of 1996. The Company records a royalty payable to Pillar Point Partners when VISX systems and VisionKey cards are sold in the United States. The Company records royalty revenue as service and other revenues when Pillar Point Partners reports the amount of royalty distribution, net of expenses, due the Company.

3.  EARNINGS (LOSS) PER SHARE:

Earnings per share was computed based on the weighted average number of common and common equivalent shares outstanding during 1996. Common share equivalents were calculated using the treasury stock method, and represent dilutive shares issuable upon the exercise of stock options.

Net loss per share was computed based on the weighted average number of common shares outstanding during 1995. Common equivalent shares were excluded from the computation since their effect would be to reduce the net loss per share amount.

4.  INVENTORIES (in thousands):

                                                     March 31,    December 31,
                                                       1996           1995
                                                    ----------    ------------
    Raw materials and subassemblies                $  3,062       $  2,878
    Work in process                                   2,109          1,348
    Finished goods                                    2,679          2,516
                                                   --------       --------
      Total                                        $  7,850       $  6,742
                                                   --------       --------
                                                   --------       --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those factors set forth below and described in greater detail in the Company's 1995 Annual Report and Form 10-K. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Annual Report and Form 10-K.

OVERVIEW

Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for laser vision correction ("LVC") and has been manufacturing such systems since 1987. In March 1995, the Company introduced a new, streamlined model of the VISX System. The FDA approved applications for use of the VISX System for PTK on September 29, 1995 and for PRK treatment of low to moderate myopia on March 26, 1996.

Notwithstanding approval by the FDA and increases in sales, the Company's future growth and profitability cannot be predicted with certainty and will be influenced by a variety of factors. These include the extent to which LVC is broadly accepted in the United States and key international markets targeted by the Company, the degree to which Pillar Point Partners is successful in generating royalty income from patent rights and defending against legal challenges relating to its structure and operation, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement such as the Azema patent suit brought against the Company by Summit Technology, and competition from other vision correction products and procedures which are currently in use or may be developed in the future.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

Product sales increased 464% in the quarter ended March 31, 1996 over the comparable period in 1995 due to the FDA's approval of the Company's PMA application for use of the VISX System (for PTK on September 29, 1995 and for PRK treatment of low to moderate myopia on March 26, 1996). This allowed the Company to sell VISX Systems in the United States, which generated an increase in unit sales compared to the prior year. In addition, average selling prices were higher in 1996 because the Company was selling through its own direct sales force in the United States, as contrasted to 1995 when the Company was only selling outside the United States at lower prices through its distributor, Alcon.

Until May 26, 1995, Alcon was a related party to the Company by virtue of its representation on the Company's board of directors. Alcon's representatives did not stand for reelection at the Company's 1995 stockholders' meeting. Accordingly, Alcon was no longer considered a related party after that point. Certain portions of the derivative litigation brought by stockholders of the Company relate to Alcon's marketing of the VISX System. On January 9, 1996 the California Superior Court approved a settlement reached by Alcon, VISX and the other participants in VISX's stockholder derivative litigation pursuant to which, among other things, the domestic and international marketing agreement between VISX and Alcon was terminated. This settlement became effective on March 12, 1996.

Service and other revenues increased 105% in the quarter ended March 31, 1996 over the comparable period in 1995 due to the continued growth in the installed base of VISX Systems, royalty license revenue and Pillar Point Partners royalty revenue.

The gross profit margin increased to 50.1% in the quarter ended March 31, 1996 from 33.0% in the comparable period in 1995 mainly as the result of higher average selling prices and lower overhead cost per unit due to increased production. Higher royalty revenues also contributed to the increase in gross profit margin as there are no costs associated with these revenues.

Marketing, general and administrative expenses increased by 76% in the quarter ended March 31, 1996 over the comparable period in 1995 due mainly to two factors. The Company created its own direct sales force to replace Alcon and incurred costs preparing to directly market the VISX System for LVC. Legal expenses were higher than in the prior year due to litigation and other matters primarily related to the Company's patents.

Research, development and regulatory costs were down 31% in the quarter ended March 31, 1996 over the comparable period in 1995 when the Company incurred incremental costs for staff, consultants and other regulatory expenses necessary to pursue PMA applications filed with the FDA.

Other income increased 292% in the quarter ended March 31, 1996 over the comparable period in 1995 due to higher interest income generated by funds raised in the November 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

Additional inventories were purchased in preparation for an anticipated increase in sales resulting from FDA approval of the VISX System for PRK treatment of low to moderate myopia. Higher sales in the quarter contributed to the increase in accounts receivable. Cash received as deposits accompanying orders for VISX Systems, recorded as accrued liabilities, more than offset increases in inventories and accounts receivable. Purchases of short-term investments reflect reinvestment of the proceeds from maturities of short-term investments and investment of cash and cash equivalents in short-term investments.

The Company anticipates that its current cash, cash equivalents and short-term investments, as well as anticipated cash flows from operations, will be sufficient to cover working capital and capital equipment needs through the end of 1997. The Company may, however, seek to raise additional capital during this time frame and any such additional capital may not be available on satisfactory terms.


PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  EXHIBITS.

    Ex. 27  Financial Data Schedule

b)  REPORTS ON FORM 8-K.

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VISX, Incorporated
                                  ------------------
                                     (REGISTRANT)





May   15  , 1996                             /s/Mark B. Logan
    ------                                  -------------------------------
(Date)                                      Mark B. Logan
                                            Chairman of the Board and
                                            Chief Executive Officer







May   15  , 1996                             /s/Timothy R. Maier
    ------                                  -------------------------------
(Date)                                      Timothy R. Maier
                                            Vice President and
                                            Chief Financial Officer (PRINCIPAL
                                            FINANCIAL AND ACCOUNTING OFFICER)