Form 10-Q
period 1996-06-30
VISX INC
filed 1996-08-09
CIK 837991

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                       _________________________________

                                  FORM 10-Q


       (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO ______

                         Commission File Number 1-10694

                        _________________________________

                               VISX, INCORPORATED
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                         _________________________________



                DELAWARE                             06-1161793
                --------                             ----------
     (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          3400 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA  95051
          -------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

    (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE):  (408) 733-2020
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes __X__   No_____

Total number of shares of common stock outstanding as of July 31, 1996:
15,384,191.
- ----------

                            VISX, INCORPORATED
                             TABLE OF CONTENTS



                                                                            PAGE
PART I.   FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

          Condensed Consolidated Interim Balance Sheets as
          of June 30, 1996 and December 31, 1995                              3

          Condensed Consolidated Interim Statements of Operations for the
          Three Months Ended June 30, 1996 and 1995 and for the Six Months
          Ended June 30, 1996 and 1995                                        4

          Condensed Consolidated Interim Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1995                             5

          Notes to Condensed Consolidated Interim Financial Statements        6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations                                               7

          Liquidity and Capital Resources                                     8

PART II   OTHER INFORMATION

  ITEM 1. Legal Proceedings                                                   9

  ITEM 4. Submission of Matters to a Vote of Security Holders                 9

  ITEM 6. Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                   11

PART I. FINANCIAL INFORMATION

     ITEM 1.   CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


                     VISX, INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
                ---------------------------------------------
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                    ASSETS
                                                                June 30,   December 31,
                                                                  1996        1995
                                                              -----------  ------------
                                                              (unaudited)
     CURRENT ASSETS:
          Cash and cash equivalents                           $   26,497    $   32,332
          Short-term investments                                  52,695        42,887
          Accounts receivable, net of allowance for
            doubtful accounts of $510 and $0, respectively        14,037         6,667
          Inventories                                              6,679         6,742
          Prepaid expenses                                           713           234
                                                              -----------  ------------
               Total current assets                              100,621        88,862

     PROPERTY AND EQUIPMENT, NET                                   2,500         1,565
     OTHER ASSETS                                                  3,040           651
                                                              -----------  ------------
                                                              $  106,161    $   91,078
                                                              -----------  ------------
                                                              -----------  ------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
          Accounts payable                                    $    2,312    $    2,506
          Accrued liabilities                                     16,592         8,691
                                                              -----------  ------------
               Total current liabilities                          18,904        11,197
                                                              -----------  ------------

      STOCKHOLDERS' EQUITY:
          Common stock - $.01 par value, 30,000,000 shares
            authorized; shares issued June 30, 1996
            15,324,191; December 31, 1995 15,173,855                 153           152
          Additional paid-in capital                             132,898       131,185
          Accumulated deficit                                    (45,738)      (51,568)
          Unrealized holding gain on available-for-sale
            securities                                               (56)          112
                                                              -----------  ------------
               Total stockholders' equity                         87,257        79,881
                                                              -----------  ------------
                                                              $  106,161    $   91,078
                                                              -----------  ------------
                                                              -----------  ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS.

                    VISX, INCORPORATED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
           -------------------------------------------------------
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   Three months ended   Six months ended
                                                       June 30,             June 30,
                                                   ------------------  -----------------
                                                    1996      1995      1996      1995
                                                   -------   -------   -------   -------
                                                      (unaudited)         (unaudited)
     REVENUES:
          Product sales                            $15,422   $ 2,800   $24,901   $ 2,800
          Product sales to Alcon, a related party       --        --        --     1,680
          Service and other revenues                 4,131       984     6,208     1,995
                                                   -------   -------   -------   -------
               Total revenues                       19,553     3,784    31,109     6,475
                                                   -------   -------   -------   -------

     COSTS AND EXPENSES:
          Cost of revenues                           8,470     2,636    14,242     4,438
          Marketing, general and administrative      5,079     1,895     8,642     3,916
          Research, development and regulatory       2,099     1,911     3,959     4,608
                                                   -------   -------   -------   -------
               Total costs and expenses             15,648     6,442    26,843    12,962
                                                   -------   -------   -------   -------

     Income (loss) from operations                   3,905    (2,658)    4,266    (6,487)

     Other income                                    1,043       224     1,960       458
     Litigation settlement                              --    (2,250)       --    (2,250)
                                                   -------   -------   -------   -------

     Income (loss) before income taxes               4,948    (4,684)    6,226    (8,279)
     Income tax expense                                396        --       396        --
                                                   -------   -------   -------   -------

     Net income (loss)                             $ 4,552   $(4,684)  $ 5,830  $ (8,279)
                                                   -------   -------   -------   -------
                                                   -------   -------   -------   -------

     Earnings (loss) per share                     $  0.28   $ (0.39)  $  0.36  $  (0.71)
                                                   -------   -------   -------   -------
                                                   -------   -------   -------   -------

     Weighted average number of shares and
       equivalents outstanding                      16,059    12,024   16,045     11,654
                                                   -------   -------   -------   -------
                                                   -------   -------   -------   -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                     VISX, INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
            -------------------------------------------------------
                                (IN THOUSANDS)

                                                                            Six months ended
                                                                                June 30,
                                                                            ------------------
                                                                             1996      1995
                                                                            -------   --------
                                                                                (unaudited)
      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                 $ 5,830   $ (8,279)
          Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
            Depreciation and amortization                                       383        322

      CHANGES IN ASSETS AND LIABILITIES:
          Increase in accounts receivable                                    (7,370)    (3,892)
          Decrease in accounts receivable from Alcon, a related party            --      2,659
          Decrease (increase) in inventories                                     63     (1,516)
          Increase in prepaid expenses                                         (479)       (66)
          Decrease (increase) in other assets                                (2,400)       205
          Increase (decrease) in accounts payable                              (194)     1,034
          Increase (decrease) in accrued liabilities                          7,901       (481)
                                                                            -------    -------
               Net cash provided by (used for) operating activities           3,734    (10,014)
                                                                            -------    -------

      CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                               (1,307)      (745)
          Purchase of short-term investments                                (21,091)    (8,712)
          Proceeds from maturities of short-term investments                 11,115        663
                                                                            -------    -------
               Net cash used in investing activities                        (11,283)    (8,794)
                                                                            -------    -------

      CASH FLOWS FROM FINANCING ACTIVITIES:
          Net proceeds from issuance of common stock                          1,714     14,443
                                                                            -------    -------
               Net decrease in cash and cash equivalents                     (5,835)    (4,365)
          Cash and cash equivalents, beginning of period                     32,332     11,161
                                                                            -------    -------
          Cash and cash equivalents, end of period                          $26,497    $ 6,796
                                                                            -------    -------
                                                                            -------    -------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS.

                     VISX, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                             JUNE 30, 1996
                               (UNAUDITED)

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

The Condensed Consolidated Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim period. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

2.   PILLAR POINT PARTNERS ROYALTIES:

The Company records a royalty payable to Pillar Point Partners when VISX systems and VisionKey-Registered Trademark- cards are sold in the United States. The Company records royalty revenue as service and other revenues when Pillar Point Partners reports the amount of royalty distribution, net of expenses, due the Company. The Company received its first report of royalty distribution from Pillar Point Partners in the first quarter of 1996.

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

4.   INVENTORIES (in thousands):


                                                    June 30,                   December 31,
                                                      1996                       1995
                                                 ------------                 --------------
               Raw materials and subassemblies    $   3,034                     $  2,878
               Work in process                        2,484                        1,348
               Finished goods                         1,161                        2,516
                                                 ------------                 --------------
               Total                              $   6,679                     $   6,742
                                                 ============                 ==============


      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those factors identified below. The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1995 Annual Report and Form 10-K.

OVERVIEW

Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for laser vision correction ("LVC") and has been manufacturing such systems since 1987. In March 1995, the Company introduced a new model of the VISX System. The FDA approved applications for use of the VISX System for phototherapeutic keratectomy ("PTK") on September 29, 1995 and for photorefractive keratectomy ("PRK") treatment of low to moderate myopia on March 27, 1996.

Notwithstanding approval by the FDA and increases in sales, the Company's future growth and profitability cannot be predicted with certainty and will be influenced by a variety of factors. These include the extent to which LVC is broadly accepted in the United States and key international markets targeted by the Company, the degree to which Pillar Point Partners is successful in generating royalty income from patent rights and defending against legal challenges relating to its structure and operation, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement such as pending patent litigation against the Company brought by Summit Technology, Inc., and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future.

RESULTS OF OPERATIONS



                                           Three Months Ended June 30,            Six Months Ended June 30,
REVENUE                                  1996         1995        Change      1996           1995         Change
                                       ----------   ---------    ---------   --------     ---------     ----------

Product sales                           15,422        2,800          451%      24,901       4,480           456%
    PERCENT OF REVENUE                    78.9%        74.0%                     80.0%       69.2%
Service & other revenues                 4,131          984          320%       6,208       1,995           211%
     PERCENT OF REVENUE                   21.1%        26.0%                     20.0%       30.8%
Total                                   19,553        3,784          417%      31,109       6,475           380%


Product sales increased due to the FDA's approval of the Company's PMA application for use of the VISX System (for PTK on September 29, 1995 and for PRK treatment of low to moderate myopia on March 27, 1996). This allowed the Company to sell VISX Systems in the United States, which generated an increase in unit sales over the comparable periods of the prior year. This increase was more pronounced in the second quarter versus the first quarter of 1996 as this was the first full quarter after PRK approval. In addition, average selling prices were higher in 1996 because the Company was selling through its own direct sales force in the United States, as contrasted to 1995 when the Company was only selling outside the United States at lower prices through its distributor, Alcon Pharmaceuticals, Ltd.

Until May 26, 1995, Alcon was a related party to the Company by virtue of its representation on the Company's board of directors. Alcon's representatives did not stand for reelection at the Company's

1995 stockholders' meeting. Accordingly, Alcon was no longer considered a related party after that time. Certain portions of the derivative litigation brought by stockholders of the Company relate to Alcon's marketing of the VISX System. On January 9, 1996 the California Superior Court approved a settlement reached by Alcon, VISX and the other participants in VISX's stockholder derivative litigation pursuant to which, among other things, the domestic and international marketing agreement between VISX and Alcon was terminated. This settlement became effective on March 12, 1996.

Service and other revenues increased due to the continued growth in the installed base of VISX Systems, royalty license revenue and Pillar Point Partners royalty revenue.



                            Three Months Ended June 30,              Six Months Ended June 30,
COSTS & EXPENSES             1996       1995        Change             1996        1995     Change
                            --------  ---------   ---------          ---------   --------  ---------

Cost of revenues             8,470      2,636         221%             14,242     4,438        221%
     PERCENT OF REVENUE       43.3%      69.7%                           45.8%     68.5%
Marketing, gen'l and admin   5,079      1,895         168%              8,642     3,916        121%
     PERCENT OF REVENUE       26.0%      50.1%                           27.8%     60.5%
R&D and regulatory           2,099      1,911          10%              3,959     4,608        (14%)
     PERCENT OF REVENUE       10.7%      50.5%                           12.7%     71.2%


The gross profit margin improved mainly as the result of higher average selling prices and lower overhead cost per unit due to increased production. Higher royalty revenues also contributed to the increase in gross profit margin.

Marketing, general and administrative expenses increased as the Company created its own direct sales force to replace Alcon, developed marketing programs, and, in the second quarter, began direct advertising about the VISX System for LVC. In addition, legal expenses were higher than in the prior year due to litigation and other matters primarily related to the Company's patents.

Research & development costs increased 23% in the second quarter and 21% in the first half of 1996 over the comparable periods of 1995 as the Company continued to pursue new technologies. Regulatory costs were lower in the first half of 1996 than in the comparable period in 1995 when the Company incurred incremental costs for staff, consultants and other regulatory expenses necessary to pursue PMA applications filed with the FDA.

Other income increased in the second quarter and first half of 1996 over the comparable periods in 1995 due to higher interest income generated by funds raised in the November 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

Higher sales in the second quarter of 1996 over the fourth quarter of 1995 contributed to the increase in accounts receivable. Cash received as deposits accompanying orders for VISX Systems, recorded as accrued liabilities, partially offset the increase in accounts receivable. Purchases of short-term investments reflect reinvestment of the proceeds from maturities of short-term investments and investment of cash and cash equivalents in short-term investments.

The Company anticipates that its current cash, cash equivalents and short-term investments, as well as anticipated cash flows from operations, will be sufficient to cover working capital and capital equipment needs through the end of 1997. The Company may, however, seek to raise additional capital during this time frame and any such additional capital may not be available on satisfactory terms.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

BURLINGAME v. PILLAR POINT PARTNERS, ET AL. On June 26, 1996, an action was filed by a Texas ophthalmologist against Pillar Point Partners, Summit Technology, Inc., Summit Partner, Inc., VISX, and VISX Partner, Inc. The action was filed in the United States District Court for the Northern District of California, and was served on VISX on August 2, 1996. Generally, the plaintiff alleges that the per procedure royalty charged by Pillar Point Partners to its licensees is a violation of the Sherman Act, or alternatively a violation of corresponding Texas and California antitrust laws. The plaintiff seeks money damages of $6,250 (plus $2,500 per month until a judgment is reached). The Company believes that these claims have no merit and intends to defend them vigorously.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)   The Company held its Annual Meeting of Stockholders on May 17, 1996.

b) The meeting involved the election of the entire Board of five directors. The directors elected, and the tabulation of votes as to each of them, were as follows:

     Name                    For            Against
     ----                    ---            -------
     Elizabeth H. Davila     14,110,117     185,768
     Glendon E. French       14,112,992     182,893
     John W. Galiardo        14,112,564     183,321
     Mark B. Logan           14,113,824     182,061
     Richard B. Sayford      14,113,257     182,628

     There were no abstentions or non-votes for any of the director nominees.

c) The meeting also involved a vote on the ratification of the Company's Amended and Restated Bylaws, and votes on such proposal were cast as follows:

     For           Against        Abstain     Non-Votes
     ---           -------        -------     ---------
     8,887,602     5,346,973      61,310      -0-

d) The meeting also involved a vote on the adoption of the Company's 1995 Directors' Option Plan, and votes on such proposal were cast as follows:

     For           Against        Abstain     Non-Votes
     ---           -------        -------     ---------
     7,238,202     3,162,890      97,930      3,796,863

e) The meeting also involved a vote on the adoption of the Company's 1995 Stock Plan, and votes on such proposal were cast as follows:

     For           Against        Abstain     Non-Votes
     ---           -------        -------     ---------
     5,705,075     4,626,544      89,254      3,875,012

f) The meeting also involved a vote on the increase in the Company's Authorized Common Shares, and votes on such proposal were cast as follows:

     For           Against        Abstain     Non-Votes
     ---           -------        -------     ---------
     9,790,119     4,346,478      72,006      87,282

g) The meeting also involved a vote on the creation of a new class of undesignated preferred stock, and votes on such proposal were cast as follows:

     For           Against        Abstain     Non-Votes
     ---           -------        -------     ---------
     3,745,341     6,589,142      86,690      3,874,712

h) The meeting also involved a vote on the adoption of the Company's Indemnification Agreement for officers and directors, and votes on such proposal were cast as follows:

     For           Against        Abstain     Non-Votes
     ---           -------        -------     ---------
     13,788,150    389,193        109,409     9,133

i) The meeting also involved a vote with respect to ratification of the appointment of Arthur Andersen LLP as auditors of the Company for 1996, and votes on such proposal were cast as follows:

     For           Against        Abstain     Non-Votes
     ---           -------        -------     ---------
     14,206,656    46,890         42,339      -0-


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS.

   Ex. 3     Amended and Restated Bylaws

   Ex. 10.1  1995 Director Option Plan

   Ex. 10.2  1995 Stock Plan

   Ex. 27    Financial Data Schedule

b) REPORTS ON FORM 8-K.

   None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VISX, Incorporated
                                   ------------------
                                      (REGISTRANT)





August  9  , 1996                   /s/ Mark B. Logan
      -----                         --------------------------
(Date)                              Mark B. Logan
                                    Chairman of the Board and
                                    Chief Executive Officer





August   9  , 1996                  /s/ Timothy R. Maier
       -----                        --------------------------
(Date)                              Timothy R. Maier
                                    Vice President and
                                    Chief Financial Officer (PRINCIPAL
                                    FINANCIAL AND ACCOUNTING OFFICER)