Form 10-Q
period 1996-09-30
VISX INC
filed 1996-11-08
CIK 837991

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             _____________________


                                   FORM 10-Q


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission File Number 1-10694

                              ___________________

                              VISX, INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              ___________________


                 DELAWARE                         06-1161793
              -------------                    ----------------
      (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

             3400 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA  95051
            ---------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE):  (408) 733-2020
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes ___X___  No _______

      Total number of shares of common stock outstanding as of
      October 31, 1996: 15,410,066.
                        -----------

                              VISX, INCORPORATED
                               TABLE OF CONTENTS




                                                                          PAGE

PART I.     FINANCIAL INFORMATION

   ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

            Condensed Consolidated Interim Balance Sheets as                3
            of September 30, 1996 and December 31, 1995

            Condensed Consolidated Interim Statements of Operations for     4
            the Three Months Ended September 30, 1996 and 1995 and for the Nine Months Ended September 30, 1996 and 1995

            Condensed Consolidated Interim Statements of Cash Flows for     5
            the Nine Months Ended September 30, 1996 and 1995

            Notes to Condensed Consolidated Interim Financial Statements    6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Overview                                                        7

            Results of Operations                                           7

            Liquidity and Capital Resources                                 8

PART II     OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                               9

   ITEM 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                 12

PART I. FINANCIAL INFORMATION

 ITEM 1.   CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                      VISX, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                    ASSETS
                                                            September 30,         December 31,
                                                               1996                   1995
                                                           --------------        --------------
                                                             (unaudited)

  CURRENT ASSETS:
   Cash and cash equivalents                                    $ 24,677             $  32,332
   Short-term investments                                         59,291                42,887
   Accounts receivable, net of allowance for doubtful
    accounts of $600 and $0, respectively                         15,388                 6,667
   Inventories                                                     6,618                 6,742
   Prepaid expenses                                                  626                   234
                                                                --------               -------
     Total current assets                                        106,600                88,862

  PROPERTY AND EQUIPMENT, NET                                      3,081                 1,565
  OTHER ASSETS                                                     2,805                   651
                                                                --------               -------
                                                                $112,486               $91,078
                                                                --------               -------
                                                                --------               -------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
   Accounts payable                                              $ 3,314              $  2,506
   Accrued liabilities                                            16,249                 8,691
                                                                --------               -------
     Total current liabilities                                    19,563                11,197
                                                                --------               -------
  STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value, 90,000,000 shares authorized;
    15,415,259 and 15,173,855 shares issued, respectively            154                   152
   Additional paid-in capital                                    134,114               131,185
   Treasury stock,at cost - 58,247 and 0 shares, respectively     (1,229)                   --
   Accumulated deficit                                           (40,125)              (51,568)
   Unrealized holding gain on available-for-sale securities            9                   112
                                                                --------               -------
       Total stockholders' equity                                 92,923                79,881
                                                                --------               -------
                                                                $112,486               $91,078
                                                                --------               -------
                                                                --------               -------

          The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three months ended               Nine months ended
                                                           September 30,                    September 30,
                                                       ---------------------            -------------------
                                                       1996             1995            1996           1995
                                                      ------          -------          ------         ------
                                                           (unaudited)                       (unaudited)

  REVENUES:
   Product sales                                     $  14,484         $  2,800       $ 39,385       $  5,600
   Product sales to Alcon, a related party                  --               --             --          1,680
   Service and other revenues                            5,183            1,151         11,391          3,146
                                                     ---------         --------       --------       --------
    Total revenues                                      19,667            3,951         50,776         10,426
                                                     ---------         --------       --------       --------

  COSTS AND EXPENSES:
   Cost of revenues                                      7,662            2,702         21,904          7,140
   Marketing, general and administrative                 4,227            1,737         12,869          5,653
   Research, development and regulatory                  2,845            2,069          6,804          6,677
                                                     ---------         --------       --------       --------
    Total costs and expenses                            14,734            6,508         41,577         19,470
                                                     ---------         --------       --------       --------
  Income (loss) from operations                          4,933           (2,557)         9,199         (9,044)

  Interest and other income                              1,146              179          3,106            637
  Litigation settlement                                     --               --             --         (2,250)
                                                     ---------         --------       --------       --------
  Income (loss) before income taxes                      6,079           (2,378)        12,305        (10,657)
  Provision for income taxes                               466               --            862             --
                                                     ---------         --------       --------       --------

  Net income (loss)                                  $   5,613         $ (2,378)      $ 11,443       $(10,657)
                                                     ---------         --------       --------       --------
                                                     ---------         --------       --------       --------
  Earnings (loss) per share                          $    0.35         $  (0.20)      $   0.72       $  (0.90)
                                                     ---------         --------       --------       --------
                                                     ---------         --------       --------       --------

  Weighted average number of shares and equivalents
    outstanding                                         15,840           12,156         15,988         11,823
                                                     ---------         --------       --------       --------
                                                     ---------         --------       --------       --------


         The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                           Nine months ended
                                                                              September 30,
                                                                         ---------------------
                                                                          1996           1995
                                                                        -------        -------
                                                                               (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $ 11,443      $(10,657)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                           618           462

CHANGES IN ASSETS AND LIABILITIES:
  Increase in accounts receivable                                         (8,721)       (3,943)
  Decrease in accounts receivable from Alcon, a related party                 --         2,659
  Decrease (increase) in inventories                                         124        (2,572)
  Increase in prepaid expenses                                              (392)         (160)
  (Increase) decrease in other assets                                     (2,170)          253
  Increase in accounts payable                                               808           685
  Increase (decrease) in accrued liabilities                               7,558          (431)
                                                                         --------      --------
     Net cash provided by (used in) operating activities                   9,268       (13,704)
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (2,118)         (481)
  Purchase of short-term investments                                     (37,698)       (8,712)
  Proceeds from maturities of short-term investments                      21,191         2,653
                                                                         --------      --------
     Net cash used in investing activities                               (18,625)       (6,540)
                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                               2,931        15,305
  Purchases of treasury stock, net of shares used for option exercises    (1,229)           --
                                                                         --------      --------
     Net cash provided by financing activities                             1,702        15,305
                                                                         --------      --------
     Net decrease in cash and cash equivalents                            (7,655)       (4,939)
  Cash and cash equivalents, beginning of period                          32,332        11,161
                                                                         --------      --------
  Cash and cash equivalents, end of period                              $ 24,677      $  6,222
                                                                         --------      --------
                                                                         --------      --------

          The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                              September 30, 1996
                                  (Unaudited)

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

The Condensed Consolidated Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim period. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results to be expected for the full year ending December 31, 1996.

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

4.   INVENTORIES (in thousands):
                                            September 30,       December 31,
                                                1996                1995
                                            ------------        ------------
         Raw materials and subassemblies         $ 2,610             $ 2,878
         Work in process                           3,284               1,348
         Finished goods                              724               2,516
                                              ----------           ---------
           Total                                 $ 6,618             $ 6,742
                                              ----------           ---------
                                              ----------           ---------
                                                                        Page 6

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

OVERVIEW

Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for laser vision correction ("LVC") and has been manufacturing such systems since 1987. In March 1995, the Company introduced a new model of the VISX System. The FDA approved pre-market approval ("PMA") applications for use of the VISX System for phototherapeutic keratectomy ("PTK") on September 29, 1995 and for photorefractive keratectomy ("PRK") treatment of low to moderate myopia on March 27, 1996.

Notwithstanding approval by the FDA and subsequent increases in sales, the Company's future growth and profitability cannot be predicted with certainty and will be influenced by a variety of factors. These factors include the extent to which LVC is broadly accepted in the United States and key international markets targeted by the Company, the degree to which Pillar Point Partners is successful in generating royalty income from patent rights and defending against legal challenges relating to its structure and operation, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement such as pending patent litigation against the Company brought by Summit Technology, developments with respect to other litigation to which the Company is a party or in which it may become involved, and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

RESULTS OF OPERATIONS


                          Three Months Ended September 30,   Nine Months Ended September 30,
                         --------------------------------   --------------------------------
REVENUE                   1996       1995         Change     1996       1995        Change
-------                  ------     ------        ------    ------     ------       ------

Product sales            14,484      2,800         417%     39,385      7,280        441%
  PERCENT OF REVENUE       73.6%      70.9%                   77.6%      69.8%
Service & other revenues  5,183      1,151         350%     11,391      3,146        262%
  PERCENT OF REVENUE       26.4%      29.1%                   22.4%      30.2%
Total                    19,667      3,951         398%     50,776     10,426        387%



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

Service and other revenues increased principally due to continued growth in Pillar Point Partners royalty revenue. Royalty license revenue and service and parts revenue also contributed to the increase.


                             Three Months Ended September 30,    Nine Months Ended September 30,
                             -------------------------------     -------------------------------
COSTS & EXPENSES             1996        1995         Change     1996        1995       Change
----------------            ------      ------       --------   ------      ------     --------

Cost of revenues            7,662       2,702          184%     21,904      7,140        207%
  PERCENT OF REVENUE         39.0%       68.4%                    43.1%      68.5%
Marketing, gen'l and admin  4,227       1,737          143%     12,869      5,653        128%
  PERCENT OF REVENUE         21.5%       44.0%                    25.3%      54.2%
R&D and regulatory          2,845       2,069           38%      6,804      6,677          2%
  PERCENT OF REVENUE         14.5%       52.4%                    13.4%      64.0%


Gross profit margins improved mainly as the result of higher average selling prices for systems and lower overhead cost per unit due to increased production. Royalty revenue, principally from Pillar Point Partners, also contributed significantly to higher gross profit margins in 1996.

Marketing, general and administrative expenses increased as the Company created its own direct sales force to replace Alcon, developed marketing programs and began direct advertising about the VISX System for LVC. In addition, legal expenses were higher than in the prior year due to litigation and other matters primarily related to the Company's patents.

Research & development costs increased 108% in the third quarter and 51% in the first nine months of 1996 over the comparable periods of 1995. These increases were the result of higher spending to develop new products and technologies and a third quarter charge related to incremental compensation expense. Research & development costs declined as a percentage of net sales in both the third quarter and the first nine months of 1996 from the comparable periods in 1995 due primarily to increased net sales during the 1996 periods. Regulatory costs were lower in both the third quarter and the first nine months of 1996 than in the comparable periods of 1995 when the Company incurred incremental costs for staff, consultants and other regulatory expenses necessary to pursue PMA applications filed with the FDA.

Interest and other income increased in the third quarter and first nine months of 1996 over the comparable periods in 1995 due to higher interest income generated by funds raised in the November 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

Higher sales in the third quarter of 1996 over the fourth quarter of 1995 contributed to the increase in accounts receivable. Increases in accrued liabilities, principally cash received as deposits accompanying orders for VISX Systems and warranty accruals, largely offset the increase in accounts receivable. Purchases of short-term investments reflect reinvestment of the proceeds from maturities of short-term investments and investment of cash and cash equivalents in short-term investments.

The Company anticipates that its current cash, cash equivalents and short-term investments, as well as anticipated cash flows from operations, will be sufficient to cover working capital and capital equipment needs through the end of 1997. The Company may, however, seek to raise additional capital during this time frame and any such additional capital may not be available on satisfactory terms.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The following discussion of legal proceedings contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those factors identified below.

The Company is a party to various pending legal proceedings. For a complete description of such proceedings, see the Company's report on Form 10-K for the year ended December 31, 1995 and report on Form 10-Q for the quarter ended June 30, 1996. During the quarter ended September 30, 1996 there were no material developments with respect to such previously existing proceedings, except as follows:

PRODUCT LIABILITY

VISX requires all investigators participating in clinical trials sponsored by VISX to advise persons treated in United States clinical trials that the procedure is investigational and has not been determined to be safe or effective by the FDA and requires that signed consents be obtained prior to treatment. Notwithstanding these requirements, certain individuals who were treated in United States clinical trials of the VISX System have sued their ophthalmologists and VISX following their surgery. Two lawsuits, one in Michigan and one in New Jersey, were voluntarily dismissed by the plaintiffs during the respective quarter ended September 30, 1996. In a third lawsuit, brought in Pennsylvania, discovery is ongoing, and the plaintiff has recently amended its complaint to add a claim for punitive damages. In addition to punitive damages, plaintiff is seeking money damages of $2,000,000 from the Company. VISX believes that it has meritorious defenses to the Pennsylvania action, and that its resolution will not have a material adverse effect on the Company's financial position or results of operations. Nevertheless, the action is still in discovery, and there can be no assurance as to its outcome. In particular, the prospect of punitive damages could, depending on the results at trial, have an adverse impact on the Company. In addition to the foregoing, the Company has been named as a "respondent in discovery" in a lawsuit brought in Illinois. Under Illinois law, a respondent in discovery must respond to discovery by a plaintiff as if it were a defendant, and the respondent in discovery may be added as a defendant under certain circumstances. There is no indication at this stage that VISX will be added as a defendant in that case, and it is too early to determine what, if any, impact the resolution of this case could have on the Company's financial position or results of operations.

The following new proceedings have arisen since June 30, 1996.

VISX PARTNER, INC. V. SUMMIT TECHNOLOGY, INC. On August 28, 1996, the Company's wholly-owned subsidiary, VISX Partner, Inc., brought suit against Summit Technology, Inc. ("Summit"). The suit, filed in the United States District Court for the District of Massachusetts, alleges breach of contract by Summit under its license agreement with Pillar Point Partners. VISX Partner brought the suit on behalf of the Partnership in accordance with provisions of the partnership agreement governing resolution of disputes. VISX Partner seeks damages in an amount not less than $4,500,000. The action is in the early phase of discovery, and there can be no prediction as to the outcome of the action or the effect, if any, that the case will have on the Company's financial position or results of operations.

PATENT LITIGATION

PILLAR POINT PARTNERS V. APPLER. On September 9, 1996, Pillar Point Partners brought suit in the United States District Court for the District of Columbia against William D. Appler, an individual. The suit alleges that Mr. Appler has induced others to infringe the partnership's patents and interference with prospective business relationships, and seeks money damages and injunctive relief.

PILLAR POINT PARTNERS V. BARNET DULANEY EYE CENTER. On September 9, 1996, Pillar Point Partners brought suit in the United States District Court for the District of Arizona against David Dulaney and Anna Marie Dulaney (husband and wife), Ronald Barnet and Teri Lynn Barnet (husband and wife) and Barnet Dulaney Eye Center P.L.L.C. The suit alleges infringement of certain of the partnership's patents, and seeks money damages and injunctive relief.

PILLAR POINT PARTNERS V. JON DISHLER, ET AL. On October 9, 1996, Pillar Point Partners brought suit in the United States District Court for the District of Colorado against Jon G. Dishler, DTC Eye Surgery Center, Inc., D.T.C. Eye Associates, P.C., and Laser Institute of the Rockies, LLC. The suit alleges infringement of certain of the partnership's patents, and seeks money damages and injunctive relief.

SHEPHERD V. PILLAR POINT PARTNERS, ET AL. On September 5, 1996, an action was filed by a Nevada ophthalmologist against Pillar Point Partners, Summit Technology, Inc., Summit Partner, Inc., VISX, and VISX Partner, Inc. The action was filed in the United States District Court for the Northern District of California. Generally, the plaintiff alleges that the per procedure royalty charged by Pillar Point Partners to its licensees is a violation of the Sherman Act, or alternatively a violation of corresponding Nevada and California antitrust laws. The plaintiff is not a licensee of Pillar Point Partners, and does not own a VISX System. The plaintiff seeks money damages of $56,250 (plus $12,500 per month through the judgment date). VISX believes that it has meritorious defenses to this action, and that its resolution will not have a material adverse effect on the Company's financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

AUTONOMOUS TECHNOLOGIES CORPORATION V. PILLAR POINT PARTNERS, ET AL. On October 24, 1996, Autonomous Technologies Corporation ("Autonomous") brought an action in the United States District Court for the District of Delaware, against Pillar Point Partners, Summit, Summit Partner, Inc., VISX, and VISX Partner, Inc. The action seeks declaratory relief that one of the Partnership's patents is not infringed, is invalid and unenforceable, and that the defendants are otherwise promissorily estopped from claiming that the Autonomous system infringes the same patent. VISX believes that it has meritorious defenses to this action, and that its resolution will not have a material adverse effect on the Company's financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

The patent litigation described above involves patent infringement issues relating to whether or not patents licensed to Pillar Point Partners are valid and/or are infringed by the activities of the other parties to such actions. In addition, the structure and operation of Pillar Point Partners has been alleged by certain of such other parties to be in violation of federal and, in certain cases, state antitrust laws. Adverse determinations in such proceedings with respect to the patents licensed to Pillar Point Partners or with respect to whether or not the structure and operation of Pillar Point Partners is in violation of antitrust laws could have a material adverse effect on the business, financial condition and results of operations of the Company.

AUTONOMOUS TECHNOLOGIES CORPORATION V. VISX. On October 24, 1996, Autonomous brought an action in the Federal Court of Canada (Trial Division), against VISX. The action seeks declaratory relief that one of VISX's patents is not infringed, is invalid and unenforceable, and that VISX is otherwise promissorily estopped from claiming that the Autonomous system infringes the same patent. VISX believes that it has meritorious defenses to this action, and that its resolution will not have a material adverse effect on the Company's financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS.

   Ex. 3  Amended and Restated Certificate of Incorporation

   Ex. 27 Financial Data Schedule

b) REPORTS ON FORM 8-K.

   None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VISX, Incorporated
                                            ------------------
                                               (REGISTRANT)





November 08, 1996                       /s/Mark B. Logan
(Date)                                  ---------------------------------
                                           Mark B. Logan
                                           Chairman of the Board and
                                           Chief Executive Officer




November 08, 1996                      /s/Timothy R. Maier
(Date)                                 -----------------------------------
                                          Timothy R. Maier
                                          Vice President and
                                          Chief Financial Officer (PRINCIPAL
                                          FINANCIAL AND ACCOUNTING OFFICER)