Form 10-K405
period 1996-12-31
VISX INC
filed 1997-03-26
CIK 837991

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: DECEMBER 31, 1996

                        Commission file number: 1-10694
                            ------------------------

                               VISX, INCORPORATED
             (Exact name of Registrant as specified in its charter)
                            ------------------------

                            3400 Central Expressway
                         Santa Clara, California 95051
                                 (408) 733-2020
    (Address, including zip code and telephone number, including area code, of Registrant's principal executive offices)

                  DELAWARE                                       06-1161793
        (State or other Jurisdiction               (I.R.S. Employer Identification Number)
      of Incorporation or Organization)

     Securities registered pursuant to Section 12(b) of the Act:  NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE.
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 21, 1997 is approximately $341,183,633. The number of shares of Common Stock outstanding as of March 21, 1997 was 15,367,465.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 1997 are incorporated by reference into
Part III of this report.

================================================================================

                               TABLE OF CONTENTS

   SEC ITEM NUMBER                           DESCRIPTION                          PAGE NUMBER
----------------------  -----------------------------------------------------  ------------------
Part I     Item 1       Business.............................................          1
           Item 2       Properties...........................................          13
           Item 3       Legal Proceedings....................................          13
           Item 4       Submission of Matters to a Vote of Security
                        Holders..............................................          17
Part II    Item 5       Market for the Company's Common Equity and Related
                        Stockholder Information..............................          17
           Item 6       Selected Financial Data..............................          18
           Item 7       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations..................          18
           Item 8       Financial Statements and Supplementary Data
                        Consolidated Financial Statements....................          22
                        Notes to Consolidated Financial Statements...........          26
                        Report of Independent Public Accountants.............          36
           Item 9       Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure..................          37
Part       Item 10      Directors and Executive Officers of VISX.............          37
  III....
           Item 11      Executive Compensation...............................          38
           Item 12      Security Ownership of Certain Beneficial Owners and
                        Management...........................................          38
           Item 13      Certain Relationships and Related Transactions.......          38
Part IV..  Item 14      Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K..........................................          39
                        Financial Statement Schedules........................          40
                        Company Directory....................................  Inside Back Cover

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

     VISX, Incorporated ("VISX" or the "Company") is a leader in the design and development of proprietary technologies and systems for laser vision correction (sometimes abbreviated as "LVC"). Laser vision correction relies on a computerized laser to treat nearsightedness, astigmatism and farsightedness with the goal of eliminating or reducing reliance on eyeglasses and contact lenses. The VISX Excimer Laser System(TM) (the "VISX System") ablates, or removes, submicron layers of tissue from the surface of the cornea to reshape the eye, thereby improving visual acuity. Vision correction represents one of the largest medical markets with over 157 million people in the United States experiencing some form of nearsightedness, astigmatism or farsightedness. Typically, the individual receiving vision correction pays for the treatment, and so the industry is not reliant on reimbursement from governmental or private health care payors. A secondary market for the VISX System is the treatment of corneal pathologies using the laser.

     VISX has developed and continues to refine a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. The Company's strategy is to commercialize this intellectual property position by broadening the installed base of VISX Systems around the world, and collecting procedure and equipment royalties from licensed users and manufacturers.

     This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results contemplated by the forward-looking statements. The factors set forth under "Business -- Market Acceptance of Laser Vision Correction," "-- Reliance on Patents and Proprietary Technology," "-- Risks Relating to Pillar Point Partners; Patent Litigation," "-- Government Regulation; Proliferation of Unapproved Lasers," "-- Manufacturing, Components and Raw Materials,"
"-- Competition," and "-- Product Liability and Insurance" and under "Legal Proceedings" may cause the Company's actual results to vary from those contemplated by certain forward-looking statements set forth herein and should be considered carefully in addition to the other information presented in this report.

REFRACTIVE VISION DISORDERS AND LASER VISION CORRECTION

     The human eye functions much like a camera. It incorporates a lens system that focuses light (the cornea and the lens), a variable aperture system which regulates the amount of light passing through the eye (the iris) and film which records the image (the retina). Images enter the human eye through the cornea. In a properly functioning eye, the cornea bends, or refracts, the incoming images, causing the images to focus on the retina. The retina translates the image into an electrical signal, which it relays to the optic nerve and from there to the brain. When the cornea is improperly curved, it cannot properly focus (or refract) the light passing through it, resulting in a refractive vision disorder. As a result, the viewer perceives a blurred image. The three most common refractive vision disorders are:

        NEARSIGHTEDNESS (also known as myopia): images are focused in front of the retina
        ASTIGMATISM: images are not focused at any one point on the retina FARSIGHTEDNESS (also known as hyperopia): images are focused behind the retina

Currently, eyeglasses or contact lenses are most often used to correct the vision of people with refractive vision disorders.

     In the early 1980s, it was believed impossible to operate directly on the front of the cornea. The first procedure for the treatment of nearsightedness was performed in the United States in 1987. The U.S. Food and Drug Administration ("FDA") announced in late 1995 that laser vision correction was safe and effective for the treatment of low to moderate nearsightedness. In 1996, the first full year in which laser vision correction was approved, VISX estimates that approximately 70,000 LVC procedures were performed using the two excimer laser systems which have FDA approval. VISX believes that a significant number of procedures were performed in 1996 using unapproved black market excimer laser systems. By comparison, industry sources estimate that between 200,000 and 300,000 Radial Keratotomy ("RK") procedures are performed annually in the United States. See
" -- Competition" below.

     On March 27, 1996, the FDA approved the use of the VISX System to correct mild to moderate nearsightedness. LVC is medically known as PhotoRefractive Keratectomy or PRK. To perform LVC, the ophthalmologist first measures the correction required using the same examination used to prescribe eyeglasses or contact lenses. The doctor programs the "prescription" into the VISX System, and the computer calculates the data needed to make a precise corneal correction. The excimer laser system emits laser pulses to ablate submicron layers of tissue from the front surface of the cornea in a pattern to reshape the cornea. A micron equals 0.001 of a millimeter, and the depth of tissue ablated during the procedure typically is less than a strand of human hair. The average procedure, which lasts approximately 15 to 40 seconds, consists of approximately 150 laser pulses, each of which lasts several billionths of a second with cumulative eye exposure to laser light of less than one second. The entire patient visit, including preparation, application of a topical anesthetic and post-operative dressing, generally lasts no more than 30 minutes.

     Individuals who undergo laser vision correction may experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. The ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and alleviate discomfort. Although most patients experience significant improvement in uncorrected vision within a few days of the procedure, it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

     Another refractive procedure that can be performed with excimer laser systems is Laser in SItu Keratomileusis ("LASIK"). LASIK is a variation of a non-laser surgical technique (keratomileusis). The doctor uses a knife, or microkeratome, to open a flap on the cornea. The laser then ablates the exposed surface of the cornea, and the doctor folds the flap back into place. LASIK appears to be gaining in popularity primarily because there may be less postoperative discomfort and a more immediate improvement in uncorrected vision. Nevertheless, LASIK is also associated with some severe adverse consequences, often attributable to the microkeratome (the cutting device), and requires a high degree of surgical skill. Because the laser is used in both LVC and LASIK procedures, VISX is unable to calculate the number of LASIK procedures performed with the VISX System. The Company has not commenced clinical trials involving use of the VISX System for LASIK in the United States, although certain groups of physicians using the VISX System have begun their own studies. See
" -- Government Regulation; Proliferation of Unapproved Lasers" and
" -- Competition" below. LASIK is covered by patents licensed to Pillar Point Partners ("Pillar Point"), and therefore Pillar Point charges a royalty for LASIK procedures performed in the U.S. See " -- Reliance on Patents and Proprietary Technology" below.

CORNEAL PATHOLOGIES AND PTK

     The VISX System is designed to treat certain types of corneal pathologies in an outpatient procedure known as PhotoTherapeutic Keratectomy or PTK. Corneal pathologies include traumatic and congenital defects and diseases of the cornea which result in restricted vision. A number of conditions can cause a clouding or opacification of the cornea, resulting in a loss of visual acuity. Corneal transplant, the typical treatment of these conditions, involves major surgery, is expensive and depends on the availability of a suitable donor cornea as well as on the individual surgeon's skill and experience. Corneal transplants frequently produce irregular corneal surfaces which can compromise the patient's vision. The possible transmission of viruses and rejection of the transplanted tissue are also of concern with corneal transplants. The principal goal of PTK is to alleviate the symptoms associated with the corneal pathology. The VISX System accomplishes this by ablating submicron layers of diseased, scarred or sight-inhibiting tissue from the surface of the cornea.

     The Company estimates that VISX Systems have been used worldwide to perform approximately 10,000 PTK procedures. VISX received FDA approval of its Pre-Market Approval ("PMA") application for use of the VISX System to perform PTK in September 1995. Although PTK is an important medical procedure for people who suffer from corneal pathologies, the market opportunity represented by PTK is significantly smaller than that represented by laser vision correction.

PRODUCTS

     VISX System. The VISX System is a fully integrated medical device incorporating an excimer laser and a computerdriven workstation. The VISX System automatically varies the diameter of the laser beam using a sophisticated optical delivery system that provides temporal and spatial integration of an excimer laser beam through an adjustable, mechanical iris.

     Excimer lasers ablate tissue without generating the heat associated with many other types of lasers that use different wavelengths (which can result in unintended thermal damage to surrounding tissue). The excimer laser operates in the ultraviolet spectrum and acts on the surface of the cornea; the light does not penetrate the eye, and so there is no measurable effect in the interior of the eye.

     VisionKey(R) Card. The use of the VISX System is controlled by a proprietary optical memory card, called VisionKey(R), which is sold separately. The VisionKey card is encoded with proprietary software which is required to operate the VISX System, and provides the user with access to software upgrades and can facilitate the collection of patient data. When and if the Company receives approval from the FDA for the treatment of astigmatism, the astigmatism software in the VisionKey card will be enabled and no additional system changes will be necessary to permit the VISX System to treat astigmatism. One VisionKey card must be used with each procedure performed, and therefore sales of the VisionKey card correlate to the number of procedures performed. (The correlation is not exact, however, because approximately 30 VISX Systems outside the United States have not been retrofitted to include the VisionKey card system.)

MARKETING, SALES AND DISTRIBUTION

     Until March 1996, Alcon Laboratories, Inc. ("Alcon") served as VISX's exclusive international distributor. On March 12, 1996, Alcon ceased all marketing and sales efforts on behalf of VISX, following a five-month transition period. Alcon continues to service VISX Systems which Alcon sold before March 1996. During the first quarter of 1996, VISX focused its marketing efforts on building a marketing and sales department to take over from Alcon.

     United States. VISX's marketing objective is to maximize consumer acceptance of laser vision correction by: (a) providing proven laser technology to the eyecare medical community; (b) giving VISX customers various services and programs designed to increase their operating efficiency and effectiveness; and
(c) directly educating the public about the benefits of laser vision correction. The programs are promoted under the trademark banner Gateway Support(TM) and are grouped into three areas: internal marketing, external marketing, and customer support. To launch the VISX System following receipt of PMA approval for laser vision correction, VISX introduced an updated logo, featuring the image of an eye to replace the image of the laser, and added the phrase "We Make Things Clear."

                                     [LOGO]
                  Picture of VISX logo showing the word "visx"
                in lower case letters with an arc over the word,
           and the phrase "we make things clear" underneath the word.

Internal Marketing                                                    LOGO
     VISX University(TM) Management
  Seminar.  During 1996, VISX convened the first
VISX University(TM) Management Seminar. Four are
planned for 1997. VISX University is an educational
program designed to teach laser center decision
makers how to effectively promote and market their
excimer laser practices. Attendees learn about
procedure- building techniques in advertising,
marketing, public relations, lead tracking, staff
training, and consumer education and recruitment.
The VISX University curriculum features an
extensive two-day program of small-group,
interactive workshops in which "students" can learn
about the real world experiences of successful
laser vision correction marketers and can share
their own experiences.

     Business Development Managers. For more "hands-on" training, VISX also introduced the concept of Business Development Managers, industry experts who evaluate VISX customers at their sites, and then create a customized plan with follow-up. VISX accounts that participate in this program receive intensive "hands-on" consulting and training to help them grow their procedure volume. The plan developed during the consultation phase identifies specific areas that the customer can modify in order to respond more successfully to consumers interested in having laser vision correction.

External Marketing

     VISX Ambassadors(TM) Program. In the summer of 1996, VISX launched the VISX Ambassadors(TM) Program. The program is intended to help U.S. customers increase the number of procedures in their practice, based on the theory that good results will generate good referrals. When a VISX System is purchased, VISX offers the laser facility up to eight free VisionKey cards to be used to treat staff members who may become "ambassadors" for LVC. Beginning in 1997, VISX expanded the program to cover treatment of any ophthalmologist or optometrist. This generates referrals both within the laser facility and in the offices of eye doctors who are part of each facility's community network. Market research indicates that doctors and staff members who have had LVC are viewed as highly credible and influential to consumers considering the procedure.

     Marketing Communication Materials. Customers who buy a VISX System receive educational materials including brochures, videos, slides, and other information to help them promote laser vision correction. Non-VISX customers can also obtain many of these items through the VISX Customer Response Center.

     Sight Line(TM) Program. For customers with advanced consumer advertising needs, VISX funded the development of a comprehensive marketing and advertising program which customers can purchase and implement within their local market area. This program, called Sight Line(TM), offers a local marketing plan derived from a national consumer database on laser vision correction. This database identifies consumers by their lifestyle and buying behavior, and targets those most likely to be interested in laser vision correction. Sight Line provides an array of advertising and educational media, including television, radio, newspaper, video, and brochures, all of which is professionally produced and personalized for each customer.

     National Consumer Public Relations. VISX intends to begin a national consumer public relations effort when and if VISX receives FDA approval for the treatment of astigmatism. VISX anticipates that this marketing program will increase awareness of laser vision correction and educate and motivate consumers to learn more about the procedure. Using astigmatism as the launching point, consumer public relations will also help establish the VISX name, reputation and "brand" of laser vision correction as a way to direct consumers to VISX locations and VISX doctors.

     Test Market Advertising and Public Relations. In 1997, VISX plans to conduct focused test marketing in a small number of targeted cities. This test market evaluation will measure the effectiveness of various marketing messages using a combination of television, radio and print media and local targeted public relations. Inquiries will be directed to a dedicated toll-free telephone number. VISX hopes to use the information it generates during the test marketing to determine costs associated with generating leads for VISX laser vision correction and to project the return for possible larger scale campaigns in future years.

     Procedure Financing Support. Typically, only one in four people in the United States can afford to pay cash for higher disposable income purchases such as laser vision correction. Consumers are accustomed to making monthly payments to purchase goods and services, and laser vision correction is no exception. VISX has identified several financial vendors who specialize in offering and processing loans to consumers through eye care professionals. The Company has helped negotiate financing programs and encourages its customers to work directly with these vendors to add consumer financing to their practice. VISX will not be directly involved with these financing programs and will not benefit from the financing (except to the extent it contributes to growth in procedure royalties).

Customer Support

     Customer Response Center. The VISX Customer Response Center is open 24 hours a day, seven days a week, and is staffed by over 40 VISX employees to respond to calls to the telephone number 800.246.VISX. Telephone requests range from orders for parts and VisionKey cards, to requests for technical support, customer information, and field service. Twenty members of the Customer Response Center are field-based service engineers, strategically located to ensure rapid response to customer needs.

     Laser Installation/Training Process. VISX requires new customers to participate in a thorough and rigorous training process to ensure that they know how to safely operate the VISX System and perform laser surgery. After a VISX field service engineer installs the system, the operators are trained on site how to use and maintain the system. Physicians are trained and certified by an independent ophthalmologist who has been selected and qualified to serve as a VISX Physician Trainer. VISX does not charge for the initial training of operators or physicians, and receives no revenue from training courses given throughout the U.S. Instead, it is VISX's philosophy that ophthalmologists are uniquely qualified to train ophthalmologists, and certified VISX Physician Trainers are qualified to train other physicians in the proper use of the VISX System.

     VISX Newsletters. VISXPRESS(TM) is a broadcast fax bulletin which communicates the latest news regarding VISX and laser vision correction. The frequency of the publication is determined by the timing of news; the bulletin is used to communicate breaking news immediately to VISX customers. VISXchange(TM) is a quarterly publication which provides a forum for eyecare professionals and industry leaders to exchange information, share their success stories and communicate the latest in laser vision correction and excimer laser technology. A "typical" edition of VISXchange might include new product information, clinical updates and tips, patient testimonials, VISX customer marketing and sales success stories, and information on new Gateway Support programs and VISX-sponsored events.

             LOGO                                             LOGO
Picture of the VISXPRESS logo.                   Picture of the VISXchange logo.

     VISX on the Internet. In 1996, VISX added Internet-based marketing to its overall marketing strategy. This medium is particularly well suited to the demographics of the Company's targeted consumer audience; its interactive capabilities enhance the effectiveness of communications with customers and the professional eyecare community at large. VISX's World Wide Web presence supports the Company's practice development, physician clinical education, and consumer awareness-building activities.

The Company's website at HTTP://WWW.VISX.COM includes the following resources:

     S Information for consumers regarding the benefits of laser vision correction, including multimedia testimonials from satisfied patients, and an interactive map providing consumers with the locations of VISX installations;

     S Clinical information resources for the physician community, including downloadable presentations of the most recent VISX clinical results from leading ophthalmologists worldwide; and

     S On-line access to the Customer Response Center, including new products and services news, physician certification course schedules, and registration for practice development programs such as VISX University and the Ambassadors Program.

VISX promotes the website's resources to both the consumer and medical communities through Internet-based promotions, as well as through public relations efforts directed at more traditional print and broadcast media.

International Sales and Marketing Strategy

     Following the termination of Alcon's exclusive marketing rights, VISX established and implemented new marketing and sales strategies for international markets, as well. VISX's international strategy is to re-establish and maintain a presence and quality image in selected markets. Japan represents the largest single market opportunity outside the United States. The Company intends to pursue other selected markets primarily through distribution networks. VISX will continue to support international markets by sponsoring speaking engagements and attending selected exhibitions and trade shows. VISX Systems are installed in nearly 40 countries outside the U.S. Alcon or a local distributor is responsible for servicing those systems. Future international sales may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing and coordinating communications among, and managing international operations.

     The Health Protection Branch of the Canadian government has approved the use of the VISX System in Canada for treatment of low-level myopia. This approval permits VISX to market the VISX System for low-level myopia in Canada without labeling the VISX System "for investigational use" for that indication. The Company believes that it is the only LVC system manufacturer with such approval in Canada.

MARKET ACCEPTANCE OF LASER VISION CORRECTION

     The Company's profitability and growth will depend upon broad acceptance of LVC in the United States and key international markets targeted by the Company. Although initial results are promising, there can be no assurance that either the ophthalmic community or the general population will accept LVC as an alternative to existing methods of treating refractive vision disorders.

     Consumers may be slow to adopt laser vision correction because of the cost of the procedure, concerns relating to its safety and efficacy, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data beyond ten years, the possibility of unknown side effects, the lack of third-party reimbursement for the procedure, and the decision to spend their disposable income in other ways. Many consumers may choose not to have laser vision correction due to the availability of non-incisional methods for vision correction, and promotional efforts by suppliers of products or procedures which are alternatives to laser vision correction, including eyeglasses and contact lenses, may also adversely affect the market acceptance of laser vision correction. Any future reported adverse events or other unfavorable publicity involving patient outcomes from use of laser vision correction systems manufactured by any participant in the LVC market could also adversely affect acceptance of the procedure. In particular, it is unlikely that consumers will be able to distinguish a black market system from an approved system, with the likely consequence that poor results from an unapproved laser could adversely affect the entire industry. Consequently, the FDA's lack of enforcement action against the manufacturers and users of those unapproved devices permits the continued existence of black market excimer lasers, which increases the risk to the entire industry. See " -- Government Regulation; Proliferation of Unapproved Lasers" below.

     If laser vision correction does not achieve broad market acceptance, that could have a material adverse effect on the Company's business, financial position and results of operations. See " -- Marketing, Sales and Distribution" above.

     Although laser vision correction has a more predictable outcome and precision of results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze during healing (an increase in the light scattering properties of the cornea), glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism. It is possible that longer term follow-up data might reveal additional complications that may have a material adverse effect on acceptance of LVC, which in turn would have a material adverse effect on the Company's business, financial position and results of operations.

RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY

     VISX is committed to protecting its proprietary technology. VISX holds over 120 United States and foreign patents, including patents it has licensed to Pillar Point. VISX believes that its patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. In the United States, there are a number of patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers, including patents owned by VISX and Summit Technology, Inc. ("Summit"). In addition, there are multiple foreign patents covering apparatus for performing excimer laser corneal surgery, including patents or patent rights held by VISX, Summit, and others. In particular, the Company has several pending patent applications in the United States and in foreign countries, and recently acquired a portfolio of patents formerly owned by Phoenix Laser Systems, Inc.

     Pillar Point Partners. In June 1992, VISX and Summit entered into agreements establishing Pillar Point (collectively, the "Pillar Point Agreement"). By virtue of the Pillar Point Agreement, all then-pending issues between VISX and Summit regarding the ownership and use of their respective United States patents for performing ultraviolet laser corneal surgery were settled. Pursuant to the Pillar Point Agreement, VISX and Summit each licensed exclusively to Pillar Point their rights under United States patents previously issued to them covering methods and apparatus for performing ultraviolet laser corneal surgery (collectively, the "Pillar Point patents"). The Pillar Point Agreement also provides that certain other patent rights obtained by either VISX or Summit must be contributed or offered to Pillar Point, depending upon the nature of the particular patent rights involved. Currently, the last-to-expire of the patents licensed by Pillar Point expires in the year 2013.

     Pillar Point has licensed to each of VISX and Summit, on a nonexclusive basis, the rights to the inventions covered by the patents described above. It is also contemplated that Pillar Point will grant licenses to other qualified third parties. Under the Pillar Point Agreement, VISX and Summit pay Pillar Point certain procedure and equipment royalties. This revenue, net of applicable expenses and any other revenue of Pillar Point, will be shared between VISX and Summit in accordance with the provisions of the Pillar Point Agreement. In August 1996, VISX Partner, Inc., a subsidiary of VISX ("VISX Partner"), sued Summit on behalf of Pillar Point to recover certain royalties which VISX maintains Summit has not paid into the partnership in accordance with the Pillar Point Agreement. See " -- Risks Relating to Pillar Point Partners; Patent Litigation" below.

     Pillar Point currently charges its licensees a procedure royalty of $250 per procedure performed using its technology. At that royalty rate, partnership profits realized from procedure royalties from LVC procedures using an excimer laser with an adjustable iris (the only type of system approved by the FDA) are allocated 56% to VISX and 44% to Summit. Pillar Point has decided not to charge procedure royalties for PTK at this time.

     Pillar Point also charges the licensees an equipment royalty of 6% for sales of excimer laser systems using an adjustable iris. Profits from royalties on such sales paid to Pillar Point are allocated entirely to VISX. If and when manufacturers other than VISX and Summit take a license to manufacture, sell and use such systems in the U.S., it is anticipated that profits from royalties received as a result of the sale of their equipment would be allocated 50% to VISX and 50% to Summit.

     Other Licensing Agreements. VISX has licensed the following companies under VISX's patents outside of the United States: Chiron Vision Corporation ("Chiron"), Aesculap-Meditec GmbH ("Meditec"), and Herbert Schwind GmbH & Co. KG ("Schwind"). Under these agreements, VISX is paid royalties for all international sales of Chiron, Meditec, and Schwind equipment.

     VISX is party to a license agreement with International Business Machines Corporation ("IBM") that grants VISX nonexclusive rights under United States and foreign IBM patents that include claims that cover ultraviolet laser technology for removal of human tissue. VISX has agreed to pay a royalty of 2% of the net sales price of VISX Systems made, used, sold or otherwise transferred by or for VISX in the United States, Canada, Japan, Australia, Brazil and Spain. VISX is aware that another company claims to have entered into an agreement with IBM to acquire certain rights with respect to IBM's patents, including IBM's rights under its contract with VISX. VISX does not anticipate that that transaction will have any effect on its license to the patents. The Company also has entered into a nonexclusive, worldwide license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, VISX pays a royalty on certain laser components of the VISX System.

     Confidentiality Arrangements. VISX also seeks to protect its proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants and other parties. The Company's confidentiality agreements with its employees and consultants generally contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. VISX cannot give any assurance that employees, consultants and others will not breach its proprietary information agreements, that VISX would have adequate remedies for any breach, or that VISX's competitors will not learn of or independently develop the Company's trade secrets.

RISKS RELATING TO PILLAR POINT PARTNERS; PATENT LITIGATION

     Payment of Royalties. The Pillar Point Agreement contemplates that royalties will be paid to Pillar Point each time a laser system is used to perform laser vision correction in the United States under licenses granted to VISX, Summit or other manufacturers. VISX maintains contractual arrangements permitting it to collect per procedure royalties from the use of VISX Systems. VISX is engaged in a legal dispute with Summit over the issues of (1) whether royalties are due Pillar Point from Summit on the sale of systems which are now being used to perform LVC but were sold prior to FDA approval for LVC, and (2) the definition of Net Selling Price as it is used in the Pillar Point Agreement. In addition, the Company believes that nearly 50 unlicensed systems in use in the U.S. infringe the Pillar Point patents. Therefore, Pillar Point is currently receiving no payments for procedures done on those black market systems. Pillar Point has sued several doctors and manufacturers for patent infringement on that basis. See "Legal Proceedings" below.

     Antitrust Considerations. VISX and Summit endeavored to structure the operations of Pillar Point in a manner consistent with antitrust laws. Whether Pillar Point has complied with these laws will depend upon the activities of the partners, a determination of what constitutes a relevant market for purposes of such laws, the nature of the patents, the number and relative strength of competitors in the relevant market and numerous other factors, many of which are presently unknown or are beyond the control of Pillar Point, VISX and Summit. No assurance can be given that the activities of Pillar Point will not be challenged under such laws. In particular, in October 1995, the Federal Trade Commission ("FTC") requested the production of certain documents in connection with an inquiry relating to whether or not Pillar Point and/or the companies that formed Pillar Point (VISX and Summit) have engaged in any unfair methods of competition in violation of federal trade regulation laws. In addition, Pillar Point and its partners are engaged in various lawsuits in which the validity of the partnership itself, and the concept of the procedure royalty, have been challenged. Those cases are discussed in more detail below. See "Legal Proceedings -- Patent Proceedings and Litigation" below.

     Challenges to Patent Position. The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation, both in the United States and internationally, regarding patents and proprietary rights. Any successful challenge to the Pillar Point patents which VISX still owns could have a material adverse effect on the Company's business, financial position and results of operations. Further, there can be no assurance that the patents held by Pillar Point will ultimately be found to be valid or enforceable or that the Company's patent rights will deter others from developing substantially equivalent or competitive products.

     Similarly, there can be no assurance that the Pillar Point patents or international patents owned by VISX will afford any significant degree of protection or provide VISX with a competitive advantage. In particular, there can be no assurance that the Pillar Point Agreement will preclude patent disputes with Summit relating to technology not included in Pillar Point in the United States or relating to any technology outside the United States. One such dispute, over the so-called "Azema Patent," has already arisen. See "Legal Proceedings--Patent Proceedings and Litigation" below.

     The Company is engaged in several other patent proceedings internationally. VISX has filed actions alleging infringement of its patents by certain parties in Canada, has itself been sued for a declaratory judgment of noninfringement by another party in Canada, and is involved in administrative proceedings in the European Patent Office ("EPO") challenging the issuance of certain patents held by VISX. There can be no assurance that additional patent infringement claims in the United States or in other countries will not be asserted against VISX by Summit (limited in the United States to patent rights not included in Pillar Point) or others, or, if asserted, that VISX will be successful in defending against such claims. Furthermore, Pillar Point or VISX may undertake additional infringement actions against others. For Additional Detail Regarding These Patent Proceedings, See "Legal Proceedings," below.

     The defense and prosecution of patent proceedings is costly and involves substantial commitments of management time. Adverse determinations in litigation or other patent proceedings to which the Company currently is or may become a party could subject the Company to significant liabilities to third parties and require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products in one or more countries, which could have a material adverse effect on the Company's business, financial position and results of operations.

GOVERNMENT REGULATION; PROLIFERATION OF UNAPPROVED LASERS

     U.S. Food and Drug Administration. Ophthalmic excimer lasers such as the VISX System are medical devices, and as such are subject to regulation by the FDA under the Food Drug and Cosmetic Act ("FDC Act") and by similar agencies outside of the United States. Medical devices are classified by the FDA into Class I, II or III on the basis of the controls necessary to reasonably ensure their safety and effectiveness. Class III devices, such as the VISX System, are subject to the most stringent form of regulation and oversight and cannot be marketed for commercial sale in the United States until the FDA grants pre-market approval for the device.

     Although VISX has pre-market approval for the VISX System for certain indications, VISX will need to seek additional regulatory approvals for additional indications for the VISX System, through either additional PMA applications or supplements to existing PMA applications. There can be no assurance that any such approvals would be obtained on a timely basis, or at all. The failure to receive such PMAs could have a material adverse effect on the Company's business, financial position and results of operations.

     Products manufactured or distributed by VISX pursuant to a PMA will be subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the FTC, and current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-market approval of devices, and criminal prosecution.

     The FDC Act also requires VISX to manufacture its products in accordance with Good Manufacturing Practices ("GMP") regulations, which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The Company's manufacturing facilities have undergone GMP compliance inspections conducted by the FDA. The Company's facilities, procedures and practices will be subject to ongoing, periodic GMP inspections by the FDA. On October 7, 1996, the FDA issued the final rule revising the GMP regulations to harmonize them with worldwide quality system requirements. The new Quality System Regulation ("QSR") is effective June 1, 1997. The goal of QSR is to make the existing GMP regulations consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Organization for Standardization (ISO) 9001:1994 "Quality Systems -- Model for Quality Assurance in Design, Development, Production, Installation, and Servicing." VISX is taking steps to be in full compliance with QSR by the effective date, and to receive ISO 9001 certification. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial position and results of operations.

     In the year (approximately) since the FDA issued the first PMA for the treatment of nearsightedness, the industry has undergone radical change. Where once there were a handful of manufacturers of excimer laser systems, there is now a proliferation of unapproved Class III devices available to treat all levels of refractive vision disorders. In particular, VISX is aware of over 20 reimported Summit excimer laser systems (which were not configured for the United States market when manufactured), and over 30 generic systems, all in active use in the United States. The Company attributes this phenomenon -- which is not seen outside of the U.S. -- to the narrow scope of the PMA approvals for Summit and VISX. That is, while the FDA has mandated that both approved manufacturers limit the software in their systems so that doctors may only treat simple myopia, reimported and generic systems have no such limitations. Although such systems are, under applicable FDA regulations, Class III medical devices just as the VISX System is, the FDA's enforcement efforts in this field have been limited to date to inviting all manufacturers and users of unapproved laser systems to submit clinical study protocols to the FDA while they continue to use their devices without restrictions on the indications for which such devices can be used. Therefore, while VISX and Summit were required to undertake extensive clinical trials in the United States prior to receipt of FDA approval to commence commercial sales, resulting in significant clinical, regulatory and related expenses, the manufacturers and users of unapproved lasers are able to capture revenue from performing laser vision correction without the expenses associated with extensive clinical trials.

     To date, although the FDA has declared such laser systems to be illegal and has issued several warning letters, to the best of the Company's knowledge no manufacturer or user of an unapproved laser system has been stopped. The continued, unchecked use of unapproved excimer laser systems in the United States could adversely affect VISX's system sales revenue and, to the extent that users of such lasers do not pay procedure royalties to Pillar Point, the Company's royalty income through Pillar Point could also be adversely affected. Furthermore, the ability of users of unapproved lasers to perform laser vision correction in addition to other procedures for which VISX and Summit lasers have received PMA approval from the FDA could adversely affect the Company's competitive position, as well as the competitive position of ophthalmologists using VISX or Summit lasers. Accordingly, the continued, unchecked use of unapproved excimer lasers in the United States could have a material adverse effect on the Company's business, financial position and results of operations.

     Other Government Regulation. VISX is regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects, affix various warning labels, and install certain protective devices. In addition, VISX is subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement, and VISX's facilities have been inspected by, and are subject to ongoing, periodic inspections by, California regulatory authorities.

     Sales, manufacturing and further development of the VISX System also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. The impact of such regulations cannot be predicted.

     International. Many countries outside the United States do not impose safety and efficacy testing or regulatory approval requirements for medical laser systems. International regulatory requirements vary by country and there can be no assurance that VISX will receive additional international regulatory approvals or meet requirements for ongoing commercial sales, and it is not possible to estimate the associated cost or delay to receive such additional approvals. Failure to receive approval in, or meet the requirements of, any country would prevent the Company from selling its products in that country.

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

     In Japan, sales of VISX Systems are limited until such time as the Company receives regulatory approval. VISX is actively pursuing approval to market the VISX System in Japan. Although clinical trials for PTK and PRK have been completed in Japan, no date has been set for the Japanese health ministry to review VISX's applications for approval. VISX does not anticipate receiving PTK approval in Japan before the fourth quarter of 1997, and there can be no assurance as to when or whether such approval will be received.

MANUFACTURING, COMPONENTS AND RAW MATERIALS

     The manufacture of VISX Systems is a complex operation involving numerous procedures, and the completed system must pass a series of quality control and reliability tests before shipment. VISX purchases from various independent suppliers many components that are either standard or built to the Company's proprietary specifications, and assembles them at its California facility. VISX also contracts with third parties for the manufacture or assembly of certain components. Several of these components are currently provided by a single vendor. If any of these suppliers were to cease providing components to the Company, the Company would be required to locate and contract with a substitute supplier, and there can be no assurances that such substitute supplier could be located and qualified in a timely manner or could provide required components on commercially reasonable terms. A failure to increase production volumes in a cost-effective or timely manner, or an interruption in the manufacturing of VISX Systems, could have a material adverse effect on the Company's business, financial position and results of operations.

COMPETITION

     The medical device and ophthalmic laser industries are subject to intense competition and technological change. LVC using excimer laser systems for treatment of refractive disorders competes with eyeglasses, contact lenses and RK, as well as with other technologies and surgical techniques currently under development, such as corneal implants and surgery using different types of lasers. RK is a surgical procedure in which the ophthalmologist uses a scalpel to make a series of incisions in the cornea with the goal of reshaping the cornea to correct the patient's vision. RK is a manual procedure, highly dependent on the surgical skill of the ophthalmologist performing the procedure, and the incisions into the corneal tissue weaken the cornea which can have adverse consequences as patients age. Furthermore, RK has never undergone a controlled clinical study under an FDA protocol because no medical devices, other than a scalpel, are used in the procedure. VISX believes, based on currently available follow-up data and market trends in countries where laser vision correction is commercially available, that more people will seek vision correction through LVC than through RK because LVC involves reduced surgical risk, does not weaken the corneal tissue, is less invasive and is less dependent on the ophthalmologist's skill.

     In the United States, VISX believes that it and Summit are the leading manufacturers of excimer laser systems. Summit received FDA approval of its PMA application for LVC for treatment of nearsightedness approximately five months before VISX received such approval, which enabled Summit to commence commercial sale of its laser system for LVC in the United States before VISX could sell commercially. As a result, Summit had a competitive advantage for several months, and VISX believes that Summit has a larger installed base of systems in the United States than VISX does.

     The Company's principal international competitors are Chiron, Meditec, Schwind, and Nidek Co., Ltd. ("Nidek"). VISX has licensed certain of its patents to Chiron, Meditec, and Schwind, each of which is obligated to pay VISX royalties on system sales. Neither Nidek nor Summit has taken a license, and VISX has sued both companies and their users for patent infringement in Canada. VISX has also sued Nidek for infringement in the United Kingdom. A sixth company, Autonomous Technologies Corporation ("Autonomous"), has sued VISX in Canada, seeking a declaratory judgment that the Autonomous system does not infringe two of VISX's 120 patents. VISX sued Autonomous for patent infringement in the U.K. in July 1996. See "Legal Proceedings" below.

     Use of the VISX System for PTK to treat corneal pathologies competes with corneal transplants, surgery and drug treatments. The VISX System also competes with products marketed or under development by other laser and medical equipment manufacturers, many of which may have greater financial and other resources than the Company. Additionally, competitors, both in the United States and abroad, may enter the excimer laser equipment manufacturing business or acquire existing companies. Such competitors may be able to offer their products at a lower cost or may develop procedures that involve a lower per procedure cost. Competition from new entrants may be particularly prevalent in those countries where significant regulatory approvals are not required. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by the Company, which therapies could be more medically effective and less expensive than LVC, and could potentially render LVC obsolete. Any such developments could have a material adverse effect on the business, financial position and results of operations of the Company.

     The continued proliferation of black market laser systems poses a serious threat to VISX's future. Such laser systems have not been determined to be safe or effective by the FDA, and they are entirely unregulated. The users are not limited either to the amount of refractive correction they can perform, or to the scope of advertising they can use to encourage consumers to have the procedure. As a consequence, doctors in the United States who purchase an approved system are put at a significant commercial disadvantage. Moreover, the users of the black market systems are not licensed under the Pillar Point patents, and Pillar Point continues to spend significant amounts of money in litigation with the makers and users of the black market equipment. VISX, as the owner of the patents-in-suit in all of the pending litigation, is spending significant additional amounts in legal fees to safeguard its patent rights. VISX's business, financial position, and results of operations are potentially affected materially by all of these factors: loss of sales to illegal lasers, loss of royalty income through Pillar Point, and potential damage to the industry at this very early stage, posed by the proliferation of unapproved Class III devices posing as the "next generation" of laser vision correction.

RESEARCH & DEVELOPMENT AND REGULATORY

     The Company intends to remain a leader in the development of state-of-the-art laser technologies for the treatment of ophthalmic disorders. Toward this end, the Company incurred research and development expenses, including clinical trial expenses, of $8.7 million, $8.9 million, and $7.1 million during the years ended December 31, 1996, 1995, and 1994, respectively. The Company expects to continue spending significant amounts in research and development for the foreseeable future.

PRODUCT LIABILITY AND INSURANCE

     Inherent in the testing and use of human health care devices is the potentially significant risk of physical injury to patients which could result in product liability or other claims based upon injuries or alleged injuries associated with a defect in the product's performance, which may not become evident for a number of years. The VISX System includes high-voltage power supplies, cryogenic subsystems, high-pressure gases, toxic gases, and other potentially hazardous factors. In the event of an accident, the Company could be liable for any damages that result, and any such liability could exceed the resources of the Company. VISX maintains a "claims made" product liability insurance policy in the amount of $10 million, which represents the maximum payout for all claims that could be made during an annual policy period. If VISX were unable to maintain adequate insurance coverage at any time, a product liability or other claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial position and results of operations. Additionally, VISX has agreed to indemnify certain medical institutions where research was sponsored by the Company and certain of the medical institutions participating in the Company's clinical studies.

EMPLOYEES

     As of December 31, 1996, VISX had 166 full-time employees, 19 temporary employees and six consultants. Of the full-time employees, 81 are employed in manufacturing and service, 42 in research and development and regulatory, and 43 in general administrative and marketing and sales positions. None of VISX's employees is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     VISX's operations are currently located in a 108,844 square foot leased facility in Santa Clara, California. The lease for the entire facility was extended to seven years following substantial completion of the tenant improvements to the second floor (which were completed in or about June 1996), with an option to extend the term an additional five years. The Company believes its facilities are sufficient to meet its current and reasonably anticipated future requirements. VISX subleases 33,579 square feet of the facility to another company; the sublease continues through February 28, 1999 and contains an option to extend the lease until July 31, 1999. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

PATENT PROCEEDINGS AND LITIGATION: VISX

     VISX is a party to a number of patent-related legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit or restrict VISX from manufacturing, marketing or selling its products in certain countries, limit VISX's ability to collect use and equipment royalties in certain markets and have a material, adverse effect on VISX's business, financial position and results of operations. These proceedings are discussed separately below.

     VISX is involved in the following patent-related litigation:

     Canada. In February 1994, the Company filed suit in the Federal Court of Canada against Nidek and its Canadian distributor for infringement of three of VISX's Canadian patents. In September 1995, the Company filed lawsuits in Canada against LaserSight, Inc. ("LaserSight"), Summit and their respective customers. The Company has also added Nidek's Canadian customers to the lawsuit already filed between the Company and Nidek. The Company is seeking injunctive relief and unspecified monetary damages against all defendants in Canada. The Canadian actions other than the Nidek proceedings are in the pleading stage. In 1996, Autonomous sued VISX in Canada, seeking declaratory judgment that two of VISX's Canadian patents are invalid or, in the alternative, that the Autonomous excimer laser system does not infringe those patents. VISX believes that the claims are without merit, and intends to vigorously defend the action.

     United Kingdom. VISX has brought patent infringement actions against several companies in the United Kingdom. In July 1996, VISX commenced an action against Autonomous, LaserVision Centers, Inc., and LVC (Europe) Limited. By agreement, the action has been stayed against the latter two defendants. The suit alleges infringement of a European patent by an Autonomous system which was placed in London at the time the action was commenced. Autonomous has filed a defense, but has not challenged the validity of the VISX patent. This case is in the process of discovery. In November 1996, VISX commenced an action against Nidek, Birmingham Optical Group Limited and Optimax Laser Eye Clinics Limited, alleging infringement of two VISX European patents. The defendants have contested the validity of the patents. This case is in the very early pleadings stages, and it is impossible to predict the outcome. VISX believes, however, that the invalidity claims are without merit, and intends to vigorously defend its position.

     Europe. The issuance of four of VISX's European patents granted by the European Patent Office ("EPO") has been opposed by Summit and, in the case of two of the four patents, Carl Zeiss GmbH. VISX has filed written submissions in response to these oppositions. VISX amended two of these patents during the EPO oral hearings and the grants of the patents, as amended, were maintained. There are appeals pending in both cases. The EPO revoked a third patent and VISX is appealing that decision; until the appeal is decided, the decision of the EPO is not in effect. The patent at issue is directed to comparative topography apparatus and is neither currently in use in the VISX System nor part of the fundamental VISX patents for vision correction. An oral hearing regarding the opposition filed against a fourth patent is scheduled for April 1997. Due to the nature of the patent opposition process (in which claims can be reworded to overcome the opposition), it is impossible to predict the outcome of the pending opposition proceedings.

     Azema Patent. In August 1995, Summit sued the Company in the United States for infringement of a United States patent held by Summit. Summit acquired the rights to the patent in 1993, and Pillar Point elected not to acquire rights to the patent from Summit at that time. The lawsuit claims that the manufacture and export of VISX Systems from the United States is an infringement of the patent. VISX believes that the lawsuit is without merit and intends to vigorously defend its position. Therefore, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial position or results of operations. Nevertheless, the cost of defending this action has been and is expected to continue to be significant, and there can be no assurance that the VISX System will be held not to infringe the patent. If VISX were found to have infringed the patent, the Company could be subject to significant liabilities to Summit and it could be necessary for the Company to seek a license from Summit in order for the Company to manufacture, market and sell products in the United States. There can be no assurance that a license would be available on acceptable terms, or at all. It might also be necessary for the Company to attempt to redesign the VISX System so that it no longer infringes the patent, although there can be no assurance that any such redesign efforts would be successful. A redesign of the VISX System, depending on its scope, could entail delays in FDA approval of the redesign. The lawsuit is scheduled for trial in July 1997.

PATENT PROCEEDINGS AND LITIGATION: PILLAR POINT PARTNERS

     Due primarily to the potential of the LVC industry, the patents owned by VISX and licensed to Pillar Point are widely contested. Generally, the patent litigation described below involves patent infringement issues relating to whether or not patents licensed to Pillar Point are valid and/or are infringed by the activities of the other parties to such actions. In addition, the structure and operation of Pillar Point has been alleged by certain of such other parties to be in violation of federal and, in certain cases, state antitrust laws. In all cases, litigation involving Pillar Point also involves VISX or its subsidiary, VISX Partner. Adverse determinations in any of such proceedings with respect to the patents licensed to Pillar Point or with respect to whether or not the structure and operation of Pillar Point is in violation of antitrust laws could have a material adverse effect on VISX's business, financial position and results of operations, and could lead to adverse determinations in one or more of the other pending proceedings.

Pillar Point has brought the following patent-related lawsuits:

     Pillar Point Partners, et al. v. LaserSight, Inc. In March 1995 Pillar Point brought suit in the United States District Court for the District of Delaware against LaserSight. An amended complaint was subse-quently filed adding VISX, VISX Partner, Summit, and Summit Partner, Inc. ("Summit Partner") as plaintiffs. The suit alleges infringement of a Pillar Point patent, and seeks monetary damages and injunctive relief. LaserSight has asserted several affirmative defenses and has filed a declaratory judgment counterclaim asserting, among other things, that the Pillar Point Agreement constitutes patent misuse. VISX and the other plaintiffs believe that this counterclaim is without merit and intend to vigorously defend against it. As of March 26, 1997, the parties had reached a tentative agreement by which Pillar Point and the other plaintiffs agreed to dismiss the lawsuit without prejudice granting LaserSight a release from liability for the alleged patent infringement before the effective date of the agreement. In exchange, LaserSight will make a nominal payment and agrees to notify Pillar Point before LaserSight begins manufacturing or selling in the United States in the future, at which time the parties agree to negotiate in good faith to reach a mutually agreeable license to one or more of the Pillar Point patents.

     Pillar Point Partners, et al. v. Appler. In September 1996, Pillar Point, VISX, VISX Partner, Summit, and Summit Partner brought suit in the United States District Court for the District of Columbia against William D. Appler, an individual. The suit alleges that Mr. Appler has induced others to infringe the Pillar Point patents and interfered with prospective business relationships, and seeks monetary damages and injunctive relief.

     Pillar Point Partners, et al. v. Barnet Dulaney Eye Center, et al. In September 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Arizona against David Dulaney and Anna Marie Dulaney (husband and wife), Ronald Barnet and Teri Lynn Barnet (husband and wife) and Barnet Dulaney Eye Center P.L.L.C. On March 3, 1997, plaintiffs filed an amended complaint deleting certain infringement allegations. The suit alleges infringement of certain Pillar Point patents, and seeks monetary damages and injunctive relief. The defendants have filed an answer and counterclaim which denies infringement and requests a declaratory judgment that the patents in suit are invalid and unenforceable, alleging, among other things, patent misuse. The defendants have also moved the Court to strike the complaint and direct plaintiffs and their principal counsel to reimburse defendants for their costs in defending the lawsuit. VISX and the other plaintiffs believe that these counterclaims are without merit and intend to vigorously defend against them.

     Pillar Point Partners, et al. v. Jon Dishler, et al. In October 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Colorado against Jon G. Dishler, DTC Eye Surgery Center, Inc., D.T.C. Eye Associates, P.C., and Laser Institute of the Rockies, LLC. On March 14, 1997, the plaintiffs filed an amended complaint naming Telco -- The Excimer Laser Company PTY, Ltd., Lions Eye Institute, and Paul van Saarloos, as additional defendants. The suit alleges infringement of certain Pillar Point patents, and seeks monetary damages and injunctive relief. The defendants have filed an answer and counterclaim denying infringement and seeking a declaratory judgment that the patents in suit are invalid and unenforceable, alleging, among other things, patent misuse. Defendant Dishler has moved for a summary judgment of no personal liability as to himself. VISX and the other plaintiffs believe that these counterclaims are without merit and intend to vigorously defend against them.

     Pillar Point Partners, et al. v. Jui-Teng Lin, et al. In January 1997, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the Middle District of Florida against Jui-Teng Lin, Chung Lee, Chun Ju Lee, Vera Lee, Yuchin Lin, Photon Data, Inc., PDI International, Inc., and Nexus Technology, Inc. The suit alleges direct and contributory infringement of certain Pillar Point patents, inducement to infringe those patents, and conspiracy to interfere with the plaintiffs' business relationships with medical practitioners. The plaintiffs request judgment of infringement, an injunction, and monetary relief.

Pillar Point and the Company (as well as VISX Partner, Summit, and Summit Partner) have been named as defendants in the following lawsuits:

     Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd.
v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. The action was served on Pillar Point in August 1996. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. Both actions were filed in the United States District Court for the Northern District of California. Generally, both plaintiffs allege that the per procedure royalty charged by Pillar Point to its licensees is a violation of the Sherman Act, or alternatively a violation of corresponding state antitrust laws. Dr. Burlingame seeks monetary damages of $6,250 (plus $2,500 per month until a judgment is reached). Dr. Shepherd's corporation seeks monetary damages of $56,250 (plus $12,500 per month through the judgment date). VISX believes that it and Pillar Point have meritorious defenses to these actions, and that the resolution of the actions will not have a material adverse effect on VISX's business, financial position or results of operations. However, both suits are in the early stages of discovery and there can be no assurance as to the outcome of either suit.

     Autonomous Technologies Corporation v. Pillar Point Partners, et al. In October 1996, Autonomous brought an action in the United States District Court for the District of Delaware, against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. The action seeks declaratory relief that one of the Pillar Point patents is not infringed, is invalid and unenforceable, and that the defendants are otherwise promissorily estopped from claiming that the Autonomous system infringes the same patent. The action also seeks an injunction requiring VISX to drop its suit in the U.K. against Autonomous. See discussion above. Autonomous subsequently filed an amended complaint, adding two claims against VISX for alleged defamation and violation of Delaware's Uniform Deceptive Practices Act. Autonomous has requested its costs and attorneys' fees in the litigation. VISX believes that it and the other defendants have meritorious defenses to this action, and that its resolution will not have a material adverse effect on VISX's business, financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

Other

     VISX Partner, Inc. on behalf of Pillar Point Partners v. Summit. In August 1996, VISX Partner brought suit against Summit on behalf of Pillar Point. The suit, filed in the United States District Court for the District of Massachusetts, alleges breach of contract by Summit under its license agreement with Pillar Point. VISX Partner brought the suit on behalf of the partnership in accordance with provisions of the Pillar Point Agreement governing resolution of disputes. VISX Partner seeks damages in an amount not less than $4,500,000. The action is in the early phase of discovery, and it is not possible to predict the outcome of the action or the effect, if any, that the resolution of the case will have on VISX's business, financial position or results of operations.

     Federal Trade Commission. In October 1995, Pillar Point received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point, VISX and Summit or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. There can be no assurances that, following its investigation, the FTC will not commence a proceeding alleging that Pillar Point does not comply with the United States antitrust laws. VISX is unable to predict whether or not, or when, the FTC may bring any proceeding following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to VISX or to Pillar Point.

OTHER LITIGATION

     Product Liability. VISX requires all clinical investigators to advise persons treated in United States clinical trials that the procedure is investigational and has not been determined to be safe or effective by the FDA and requires that signed consents be obtained prior to treatment. Notwithstanding these requirements, two individuals who were treated in United States clinical trials of the VISX System have sued their ophthalmologists and VISX following their surgery. These suits are currently pending in Pennsylvania and Illinois. VISX believes that it has meritorious defenses to these actions, and that their resolution will not have a material adverse effect on the Company's business, financial position or results of operations. However, the Illinois case is in the early stages of discovery and the Pennsylvania case is in the final stage of discovery, and there can be no assurance as to the outcome of either suit.

     Employment Related. VISX is a party to two lawsuits by former employees claiming wrongful discharge. One case, brought in 1995 against the Company and a former officer of the Company, is in the final stage of discovery and could go to trial in 1997. VISX believes that it has meritorious defenses to the action and that its resolution will not have a material adverse effect on the Company's business, financial position, or results of operation. VISX may, however, be required to indemnify the former officer if a judgment is rendered against the defendants in the case, and no assurance can be given as to its outcome. The second case was brought in January 1997, and is still in the pleading stage. The Company believes that the case is without merit and that its resolution will not have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(sm) under the symbol "VISX." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock.

                                                                  HIGH         LOW
                                                                --------     -------
1995
  First Quarter...............................................  $15.875      $10.000
  Second Quarter..............................................   14.3125      10.875
  Third Quarter...............................................   24.125       13.000
  Fourth Quarter..............................................   40.125       18.750
1996
  First Quarter...............................................  $39.50       $28.25
  Second Quarter..............................................   37.50        28.25
  Third Quarter...............................................   34.75        17.75
  Fourth Quarter..............................................   29.00        21.75

     On March 21, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $22.50 per share. As of such date, there were approximately 610 holders of record of the Common Stock. The Nasdaq quotations represent prices between dealers without adjustment for retail markup, markdown or commission and may not necessarily represent actual transactions.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company presently intends to retain any future earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data has been derived from VISX's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------
                                             1996        1995         1994       1993       1992
                                           ---------   --------     --------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Total revenues.........................  $  69,664   $ 16,703     $ 17,896   $ 22,074   $ 20,285
  Cost of revenues.......................     28,876      9,749       11,774     12,030     12,551
  Total costs and expenses...............     55,318     27,408       25,230     22,266     30,859*
  Income (loss) from operations..........     14,346    (10,705)      (7,334)      (192)   (10,574)*
  Net income (loss)......................     17,308    (14,765)**    (6,264)       179     (9,551)*
  Net income (loss) per share............  $    1.08   $  (1.20)**  $   (.60)  $    .02   $   (.98)*
  Weighted average number of shares and
     equivalents outstanding.............     15,974     12,311       10,372     10,540      9,706
BALANCE SHEET DATA:
  Cash and short-term investments........  $  88,990   $ 75,219     $ 11,161   $ 11,847   $  9,135
  Working capital........................     92,878     77,665       11,842     15,733     14,003
  Total assets...........................    119,689     91,078       20,627     22,917     23,033
  Deferred revenue and other long-term
     obligations.........................         --         --          409        659        664
  Accumulated deficit....................    (34,260)   (51,568)     (36,803)   (30,539)   (30,718)
  Stockholders' equity...................     99,272     79,881       13,993     18,024     16,207

------------

 * Includes a $6.0 million charge or $0.62 per share for purchased research and development incurred in connection with an acquisition.

** Includes a $5.4 million charge or $0.44 per share for litigation settlements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those contemplated by such forward-looking statements as a result of various factors, including those identified below. In particular, the factors set forth under "Business -- Market Acceptance of Laser Vision Correction," "-- Reliance on Patents and Proprietary Technology," "-- Risks Relating to Pillar Point Partners; Patent Litigation," "-- Government Regulation; Proliferation of Unapproved Lasers," "-- Manufacturing, Components and Raw Materials," "-- Competition," and "-- Product Liability and Insurance" and under "Legal Proceedings" may cause the Company's actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for laser vision correction and has been manufacturing such systems since 1987. In March 1995, the Company introduced a new model of the VISX System. The FDA approved PMA applications for use of the VISX System for PTK on September 29, 1995 and for PRK treatment of low to moderate myopia on March 27, 1996.

     The Company's future growth and profitability cannot be predicted with certainty and will be influenced by a variety of factors. These factors include the extent to which laser vision correction is broadly accepted in the United States and key international markets targeted by the Company, the degree to which Pillar Point is successful in generating royalty income from patent rights and defending against legal challenges relating to its structure and operation, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement such as pending patent litigation against the Company brought by Summit, developments with respect to other litigation to which the Company is a party or in which it may become involved, competition from lasers that have not received FDA PMA approval for United States commercial sales and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

RESULTS OF OPERATIONS

     1996 Compared to 1995

                                                                           (000'S)
                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                           REVENUE                               1996        1995       CHANGE
--------------------------------------------------------------  -------     -------     ------
System sales..................................................  $53,140     $10,985       384%
     Percent of revenue.......................................     76.3%       65.8%
Royalties, service & other revenue............................  $16,524     $ 5,718       189%
     Percent of revenue.......................................     23.7%       34.2%
Total.........................................................  $69,664     $16,703       317%

     System sales increased due to the FDA's approval of the Company's PMA application for use of the VISX System. This allowed the Company to sell VISX Systems in the United States, which generated an increase in unit sales over 1995. In addition, average selling prices were higher in 1996 because the Company was selling through its own direct sales force in the United States, as contrasted to 1995 when, through the end of the third quarter, the Company's revenue was primarily generated outside the United States at lower prices through its distributor, Alcon Pharmaceuticals, Ltd. ("Alcon"). The Company's marketing agreement with Alcon was terminated in the first quarter of 1996.

     Royalties, service and other revenues increased principally because the Company began to receive royalty revenue from Pillar Point Partners in 1996. Royalty license revenue from other third parties and service and parts revenue also contributed to the increase.

                                                                           (000'S)
                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                       COSTS & EXPENSES                          1996        1995       CHANGE
--------------------------------------------------------------  -------     -------     ------
Cost of revenues..............................................  $28,876     $ 9,749       196%
     Percent of revenue.......................................     41.5%       58.4%
Marketing, general and administrative.........................  $17,708     $ 8,800       101%
     Percent of revenue.......................................     25.4%       52.7%
Research, development and regulatory..........................  $8,734..    $ 8,859       (1)%
     Percent of revenue.......................................     12.5%       53.0%

     Gross profit margins improved mainly as the result of higher average selling prices for systems and lower overhead cost per unit due to increased production. Higher royalty revenue, which has no associated cost of revenue, also contributed significantly to higher gross profit margins in 1996.

     Marketing, general and administrative expenses increased as the Company created its own direct sales force to replace Alcon, developed marketing programs and began direct advertising about the VISX System for laser vision correction. In addition, legal expenses were higher than in the prior year due to litigation and other matters primarily related to the Company's patents and relating legal proceedings.

     Research, development and regulatory expenses in total were level from year to year as the result of offsetting changes. Research and development costs increased 49% in 1996 over 1995 principally as the result of higher spending to develop new products and technologies. Research and development costs declined as a percentage of net sales in 1996 over 1995 due primarily to increased net sales during 1996. Regulatory costs were 38% lower in 1996 than in 1995. In 1995, the Company incurred incremental costs for staff, consultants and other regulatory expenses necessary to pursue PMA applications filed with the FDA. The Company expects to continue spending significant amounts in research and development for the foreseeable future.

     Interest and other income increased in 1996 over 1995 due to higher interest income generated by funds raised in the November 1995 common stock offering and cash generated from operations during 1996.

     The provision for income taxes covers alternative minimum taxes due under Federal and California statutes and taxes due in other states where the Company has no net operating loss carryforwards.

     1995 Compared to 1994

                                                                           (000'S)
                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                           REVENUE                               1995        1994       CHANGE
--------------------------------------------------------------  -------     -------     ------
System sales..................................................  $10,985     $15,233       (28)%
     Percent of revenue.......................................     65.8%       85.1%
Royalties, service & other revenue............................  $ 5,718     $ 2,663       115%
     Percent of revenue.......................................     34.2%       14.9%
Total.........................................................  $16,703     $17,896       (7)%

     The decline in system sales was due to a significant drop in system sales to Alcon, the Company's exclusive international distributor through the end of 1995. Alcon, accounting for 66% of product sales in 1995 compared to 92% in 1994, reduced their purchases in an effort to lower their inventory levels and in anticipation of the termination of their exclusive marketing agreement with the Company in early 1996. Additionally, in connection with the introduction of the new model VISX System, the Company agreed to reduce the distributor price charged to Alcon during 1995. These effects were only partially offset by the direct sale of a small number of systems in the U.S. at higher average selling prices. The Company was allowed to begin selling the VISX System in the U.S. after the FDA approved the Company's PMA application for use of the VISX System for PTK in September, 1995.

     Royalties, service and other revenue increased due to a larger installed base of VISX Systems and due to royalty payments received under license agreements with third parties.

                                                                           (000'S)
                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                       COSTS & EXPENSES                          1995        1994       CHANGE
--------------------------------------------------------------  -------     -------     ------
Cost of revenues..............................................  $9,749..    $11,774       (17)%
     Percent of revenue.......................................     58.4%       65.8%
Marketing, general and administrative.........................  $ 8,800     $ 6,371        38%
     Percent of revenue.......................................     52.7%       35.6%
Research, development and regulatory..........................  $ 8,859     $ 7,085        25%
     Percent of revenue.......................................     53.0%       39.6%

     Cost of revenues, as a percentage of total revenue, decreased in 1995 from 1994 due primarily to the following factors: (1) $1,500,000 of expense was recorded in 1994 for the disposition of the model 2015 product line, (2) higher average selling prices on systems sold in the U.S. in 1995 and (3) royalty license income received under license agreements with third parties. These items were offset partially by lower average selling prices in 1995 over 1994 on systems distributed internationally through Alcon.

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

     The change in Other Income (Expense) was due primarily to the settlement of two lawsuits: (1) a securities class action lawsuit against the Company which cost $2,250,000 net of insurance reimbursement, and (2) a lawsuit filed as a derivative action on behalf of the Company by a stockholder which cost $3,150,000 in reimbursement of legal fees and expenses to various parties to the suit. Partially offsetting the cost of litigation settlements was higher interest income which increased mainly due to investment earnings on funds raised in the November 1995 common stock offering.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments totaled $88,990,000 at December 31, 1996 compared to $75,219,000 at December 31, 1995. Working capital totaled $92,878,000 at December 31, 1996 compared to $77,665,000 at December 31, 1995. Positive cash flow from operations was the principal reason for the increase in these measures of Company liquidity.

     Higher sales in the fourth quarter of 1996 over the fourth quarter of 1995 contributed to the increase in accounts receivable. To promote placement of more systems and increase procedure royalty revenue, the Company offered six month extended payment terms on the majority of systems shipped in the fourth quarter of 1996. Accordingly, the balance in accounts receivable is expected to rise and cash is expected to be used in operating activities during the first half of 1997.

     Increases in accrued liabilities largely offset the impact of the increase in accounts receivable on cash flow. Purchases of short-term investments represent reinvestment of the proceeds from maturities of short-term investments and investment of cash and cash equivalents into short-term investments.

     On February 10, 1997 the Company's board of directors authorized the repurchase, over the following twelve months, of up to 2,000,000 shares of the Company's common stock. The Company will conduct the purchases in open market transactions in accordance with applicable securities laws. The amount of shares purchased and the timing of purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions, and as the Company's management deems appropriate. As a result of these factors, the actual number of shares repurchased cannot be forecast precisely.

     The Company anticipates that its current cash, cash equivalents and short-term investments, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VISX, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................................  $ 24,909     $ 32,332
  Short-term investments...............................................    64,081       42,887
  Accounts receivable, net of allowances for doubtful accounts of $600
     and $0, respectively..............................................    17,904        6,667
  Inventories..........................................................     5,848        6,742
  Prepaid expenses.....................................................       553          234
                                                                         --------     --------
          Total current assets.........................................   113,295       88,862
PROPERTY AND EQUIPMENT, NET............................................     3,621        1,565
OTHER ASSETS...........................................................     2,773          651
                                                                         --------     --------
                                                                         $119,689     $ 91,078
                                                                         ========     ========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.....................................................  $  2,385     $  2,506
  Accrued liabilities..................................................    18,032        8,691
                                                                         --------     --------
          Total current liabilities....................................    20,417       11,197
                                                                         --------     --------
COMMITMENTS AND CONTINGENCIES (NOTES 9 AND 10)
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value, 30,000,000 shares authorized;
     15,424,734 and 15,173,855 shares issued at December 31, 1996 and
     1995, respectively................................................       154          152
  Additional paid-in capital...........................................   133,836      131,185
  Accumulated deficit..................................................   (34,260)     (51,568)
  Unrealized holding gains on available-for-sale securities............         4          112
  Less: 20,000 and -0- common stock treasury shares at December 31,
     1996 and 1995, respectively, at cost..............................      (462)          --
                                                                         --------     --------
          Total stockholders' equity...................................    99,272       79,881
                                                                         --------     --------
                                                                         $119,689     $ 91,078
                                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1996         1995         1994
                                                              -------     --------     --------
REVENUES:
  System sales..............................................  $53,140     $  9,305     $  1,240
  System sales to Alcon, a related party....................       --        1,680       13,993
  Royalties, service and other revenue......................   16,524        5,718        2,663
                                                              -------     --------      -------
          Total revenues....................................   69,664       16,703       17,896
                                                              -------     --------      -------
COSTS AND EXPENSES:
  Cost of revenues..........................................   28,876        9,749       11,774
  Marketing, general and administrative.....................   17,708        8,800        6,371
  Research, development and regulatory......................    8,734        8,859        7,085
                                                              -------     --------      -------
          Total costs and expenses..........................   55,318       27,408       25,230
                                                              -------     --------      -------
INCOME (LOSS) FROM OPERATIONS...............................   14,346      (10,705)      (7,334)
                                                              -------     --------      -------
OTHER INCOME (EXPENSE):
  Interest income...........................................    4,265        1,340          472
  Other income..............................................       --           --          598
  Litigation settlement.....................................       --       (5,400)          --
                                                              -------     --------      -------
          Other income (expense), net.......................    4,265       (4,060)       1,070
                                                              -------     --------      -------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............   18,611      (14,765)      (6,264)
  Provision for income taxes................................    1,303           --           --
                                                              -------     --------      -------
NET INCOME (LOSS)...........................................  $17,308     $(14,765)    $ (6,264)
                                                              =======     ========      =======
NET INCOME (LOSS) PER SHARE.................................  $  1.08     $  (1.20)    $  (0.60)
                                                              =======     ========      =======
Weighted average number of shares and equivalents
  outstanding...............................................   15,974       12,311       10,372
                                                              =======     ========      =======

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                COMMON STOCK
                               --------------   ADDITIONAL                 UNREALIZED                 TOTAL
                               SHARES    PAR     PAID-IN     ACCUMULATED    HOLDING     TREASURY   STOCKHOLDERS'
                               ISSUED   VALUE    CAPITAL       DEFICIT       GAINS       STOCK        EQUITY
                               ------   -----   ----------   -----------   ----------   --------   ------------
BALANCE, DECEMBER 31, 1993...  10,687   $ 107    $  48,459    $ (30,539)     $   --     $     (3)    $ 18,024
Exercise of stock options....     265       3        1,488           --          --           --        1,491
Exercise of warrants issued
  to Underwriters............      35      --          350           --          --           --          350
Common stock issued under the
  Employee Stock Purchase
  Plan.......................      38      --          392           --          --           --          392
Net loss.....................      --      --           --       (6,264)         --           --       (6,264)
                               ------    ----     --------     --------        ----      -------     --------
BALANCE, DECEMBER 31, 1994...  11,025     110       50,689      (36,803)         --           (3)      13,993
Exercise of stock options....     544       6        4,115           --          --           --        4,121
Sale of common stock in a
  private placement, net of
  issuance costs.............   1,200      12       12,222           --          --           --       12,234
Retirement of treasury
  shares.....................    (500)     (5)           2           --          --            3           --
Proceeds of public stock
  offering net of issuance
  costs......................   2,875      29       63,856           --          --           --       63,885
Common stock issued under the
  Employee Stock Purchase
  Plan.......................      30      --          301           --          --           --          301
Adjustment for unrealized
  holding gains on
  available-for-sale
  securities.................      --      --           --           --         112           --          112
Net loss.....................      --      --           --      (14,765)         --           --      (14,765)
                               ------    ----     --------     --------        ----      -------     --------
BALANCE, DECEMBER 31, 1995...  15,174     152      131,185      (51,568)        112           --       79,881
Repurchases of common
  stock......................      --      --           --           --          --       (1,729)      (1,729)
Exercise of stock options....     235       2        2,289           --          --        1,204        3,495
Common stock issued under the
  Employee Stock Purchase
  Plan.......................      16      --          362           --          --           63          425
Adjustment for unrealized
  holding gains on
  available-for-sale
  securities.................      --      --           --           --        (108)          --         (108)
Net income...................      --      --           --       17,308          --           --       17,308
                               ------    ----     --------     --------        ----      -------     --------
BALANCE, DECEMBER 31, 1996...  15,425   $ 154    $ 133,836    $ (34,260)     $    4     $   (462)    $ 99,272
                               ======    ====     ========     ========        ====      =======     ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              --------     --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 17,308     $(14,765)    $(6,264)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
  Depreciation and amortization.............................     1,195          610         609
  Increase (decrease) in cash flows from changes in
     operating assets and liabilities:
     Accounts receivable....................................   (11,237)      (6,399)        791
     Accounts receivable from Alcon.........................        --        2,659       1,031
     Inventories............................................       894       (2,950)       (586)
     Prepaid expenses.......................................      (319)         (47)        (22)
     Other assets...........................................    (2,462)         438         228
     Accounts payable.......................................      (121)         448       1,044
     Accrued liabilities....................................     9,341        4,524         947
     Long term obligations..................................        --         (409)       (250)
                                                              --------      -------     -------
  Net cash provided by (used in) operating activities.......    14,599      (15,891)     (2,472)
                                                              --------      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (2,911)        (704)       (447)
  Short-term investments
     Available-for-sale securities:
       Purchases............................................   (53,222)     (38,526)         --
       Proceeds from maturities.............................    27,671           --          --
     Held-to-maturity securities:
       Purchases............................................        --       (9,066)         --
       Proceeds from maturities.............................     4,249        4,817          --
                                                              --------      -------     -------
  Net cash used for investing activities....................   (24,213)     (43,479)       (447)
                                                              --------      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock................     3,920       80,541       2,233
  Repurchases of common stock...............................    (1,729)          --          --
                                                              --------      -------     -------
Net cash provided by financing activities...................     2,191       80,541       2,233
                                                              --------      -------     -------
Net increase (decrease) in cash and cash equivalents........    (7,423)      21,171        (686)
Cash and cash equivalents, beginning of period..............    32,332       11,161      11,847
                                                              --------      -------     -------
Cash and cash equivalents, end of period....................  $ 24,909     $ 32,332     $11,161
                                                              ========      =======     =======

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company. VISX, Incorporated (the "Company" or "VISX") is incorporated in Delaware and is engaged in the design and development of proprietary technologies and systems for laser vision correction. The Company has developed and manufactures a device (the "VISX System") which utilizes an excimer laser to reshape the surface of the cornea to treat nearsightedness, astigmatism and farsightedness and is intended to reduce or eliminate a person's dependence on corrective lenses. The device is also intended to treat other eye disorders, such as opacities and superficial scars.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries after the elimination of significant intercompany accounts and transactions.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

     Short-term Investments. In 1994, the Company adopted FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this statement did not have any effect on the Company's business, financial position or results of operations as the Company did not have any investments in debt or equity securities during 1994. Held-to-maturity securities are stated at amortized cost. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. The cost of securities sold is based on the specific identification method.

     Inventories. Inventories consist of purchased parts, subassemblies and systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. Inventories consisted of the following (in thousands):

                                                                               DECEMBER 31,
                                                                             -----------------
                                                                              1996       1995
                                                                             ------     ------
Raw Materials and Subassemblies............................................  $3,747     $2,878
Work-in-Process............................................................   1,637      1,348
Finished Goods.............................................................     464      2,516
                                                                             ------     ------
                                                                             $5,848     $6,742
                                                                             ======     ======

                      VISX, INCORPORATED AND SUBSIDIARIES

     Property and Equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years or, in the case of leasehold improvements, the term of the related lease. Property and equipment is stated at cost and consisted of the following (in thousands):

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Furniture and fixtures...................................................  $ 1,731     $   986
Machinery and equipment..................................................    4,274       3,120
Leasehold improvements...................................................      742         119
                                                                            ------      ------
                                                                             6,747       4,225
Less: accumulated depreciation and amortization..........................   (3,126)     (2,660)
                                                                            ------      ------
Property and equipment, net..............................................  $ 3,621     $ 1,565
                                                                            ======      ======

     Revenue Recognition. The Company generally recognizes revenue on sales of systems and parts when the products are shipped. An allowance for installation, training and warranty costs is made at the time sales are recognized. The Company records a royalty payable to Pillar Point Partners when VISX Systems and VisionKey(R) cards are sold in the United States. The Company records royalty revenue when Pillar Point Partners reports the amount of royalty distribution, net of expenses, due the Company. The Company received its first report of royalty distribution from Pillar Point Partners in the first quarter of 1996. Service revenue is recognized as services are performed.

     Reclassifications. Certain items from prior year financial statements have been reclassified to conform with the current year presentation.

     Income Taxes. An asset and liability approach is used in accounting for income taxes in accordance with FASB Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Net Income (Loss) Per Share. Net income per share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share. Net loss per share data is computed based on the weighted average number of common shares outstanding, excluding dilutive common share equivalents since their impact would reduce the net loss per share.

NOTE 2. RELATIONSHIP WITH ALCON

     Marketing Agreement. From 1987 through 1995 the Company had various marketing agreements with Alcon Laboratories, Inc. and Alcon Pharmaceuticals Ltd. (collectively "Alcon") whereby the Company granted a license and exclusive marketing rights for the VISX System to Alcon. In connection with the agreements, Alcon advanced $2,500,000 to the Company in 1988 to defray development costs. The Company repaid $1,000,000 of that amount in 1992 and was contingently liable for the $1,500,000 balance. Under the agreements, the Company reimbursed Alcon for $94,000, $1,281,000 and $120,000 for the years ended December 31, 1996, 1995 and 1994, respectively, related to marketing costs incurred by Alcon on behalf of the Company. These costs were charged to marketing, general and administrative expenses in the accompanying consolidated statements of operations.

     The marketing agreement with Alcon was terminated as the result of a January 9, 1996 decision by the California Superior Court approving a settlement of all matters between Alcon, VISX, and the other participants in VISX's stockholder derivative litigation. Under the terms of the agreement, Alcon ceased all

                      VISX, INCORPORATED AND SUBSIDIARIES
marketing and sales efforts on behalf of VISX by March 9, 1996, but agreed to continue to service VISX Systems sold internationally by Alcon. In addition, Alcon obtained a fully-paid license under VISX's Canadian patents for the use of the VISX Systems sold by Alcon in Canada. Under the settlement terms, Alcon will be able to market competitors' laser vision correction systems. Also, under settlement terms, the Company was released from its obligation to reimburse Alcon for $1.5 million of developmental expenses previously advanced by Alcon. Additionally, Alcon's right to receive 25% of VISX's future excess cash flow was also terminated.

NOTE 3. EXPORT REVENUES AND MAJOR CUSTOMERS

     Export Revenues. Export revenues accounted for 15%, 74% and 85% of revenues for the years ended December 31, 1996, 1995 and 1994, respectively. The following table represents export revenues by geographic region (in thousands):

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Europe........................................................  $ 3,945     $ 9,297     $12,653
Canada........................................................    2,020       1,833       1,790
Pacific Rim and Other.........................................    4,754       1,162         790
                                                                -------     -------     -------
                                                                $10,719     $12,292     $15,233
                                                                =======     =======     =======

     Major Customers. In 1996, sales to one customer accounted for 13% of total revenues. During 1995 and 1994, the majority of the Company's products were sold through Alcon, which was a related party to VISX up until May 26, 1995 when all Alcon representatives resigned their positions as VISX directors. Sales to Alcon accounted for 63% and 86% of total revenues for 1995 and 1994, respectively. No other customer accounted for 10% or more of sales during 1996, 1995 or 1994.

NOTE 4. INVESTMENTS

Investments in securities consist of the following (in thousands):

                                                                          DECEMBER 31, 1996
                                                                  ----------------------------------
                                                                                GROSS      AGGREGATE
                                                                  AMORTIZED   UNREALIZED     FAIR
                                                                    COST        GAINS        VALUE
                                                                  ---------   ----------   ---------
SHORT-TERM INVESTMENTS
  Available-for-Sale Securities:
     Debt securities of the U.S. Treasury and U.S. government
       corporations and agencies................................   $48,138       $  2       $48,140
     Debt securities of U.S. corporations.......................    15,939          2        15,941
                                                                   -------       ----       -------
                                                                    64,077          4        64,081
CASH EQUIVALENTS
  Available-for-Sale Securities:
     Debt securities of U.S. corporations.......................    20,526         --        20,526
                                                                   -------       ----       -------
          Total investments.....................................   $84,603       $  4       $84,607
                                                                   =======       ====       =======

                      VISX, INCORPORATED AND SUBSIDIARIES

                                                                          DECEMBER 31, 1995
                                                                  ----------------------------------
                                                                                GROSS      AGGREGATE
                                                                  AMORTIZED   UNREALIZED     FAIR
                                                                    COST        GAINS        VALUE
                                                                  ---------   ----------   ---------
SHORT-TERM INVESTMENTS
  Available-for-Sale Securities:
     Debt securities of the U.S. Treasury and U.S. government
       corporations and agencies................................   $30,400       $ 91       $30,491
     Debt securities of U.S. corporations.......................     8,126         21         8,147
  Held-to-Maturity Securities:
     U.S. Treasury bills........................................     4,249         --         4,249
                                                                   -------       ----       -------
                                                                    42,775        112        42,887
CASH EQUIVALENTS
  Available-for-Sale Securities:
     Debt securities of U.S. corporations.......................    26,022         --        26,022
                                                                   -------       ----       -------
          Total investments.....................................   $68,797       $112       $68,909
                                                                   =======       ====       =======

     There were no gross realized gains or losses on available-for-sale securities. All available-for-sale securities held at December 31, 1996 mature in two years or less.

NOTE 5. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1996        1995
                                                                            -------     ------
Payroll and related accruals..............................................  $ 2,597     $1,626
Accrued warranty, installation, and training expenses.....................    5,200        861
Product line disposition..................................................       --        561
Accrued royalties.........................................................    2,667        585
Deposits and deferred revenue.............................................    2,335        615
Accrued litigation settlement expenses....................................       --      3,150
Accrued income and sales taxes............................................    1,914         --
Accrued legal expenses....................................................    1,535         --
Other.....................................................................    1,784      1,293
                                                                            -------     ------
                                                                            $18,032     $8,691
                                                                            =======     ======

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 6. STOCK BASED COMPENSATION PLANS

     The Company has two open stock option plans, the 1995 Stock Plan (the "1995 Plan") and the 1995 Director Option Plan (the "Director Plan"), and an Employee Stock Purchase Plan (the "Purchase Plan"). In addition, the Company has five terminated stock option plans with options still outstanding.

     The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share data):

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                            --------------------
                                                                             1996         1995
                                                                            -------     --------
Net Income (Loss)................................   As Reported.........    $17,308     $(14,765)
                                                    Pro Forma...........     13,821      (15,714)
Earnings (Loss) Per Share........................   As Reported.........    $  1.08     $  (1.20)
                                                    Pro Forma...........       0.87        (1.28)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in 1996 and 1995, respectively: risk-free interest rates of 5.6 and 6.1 percent, expected volatility of 43 percent for each year, no expected dividends, and an expected life of 1.05 years beyond the vest date for each year's vesting increment of an option.

     Since the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under the Purchase Plan, the Company may sell up to 500,000 shares of common stock to its eligible, full-time employees who do not own 5% or more of the Company's outstanding common stock. Employees can allocate up to 10% of their wages to purchase the Company's stock at 85% of the fair market value of the stock on the first or last day of a six month offering period, whichever is lower. The Company sold 18,703 shares, 30,449 shares and 37,892 shares in 1996, 1995 and 1994, respectively, and 87,044 shares cumulatively through December 31, 1996. The weighted average fair market value of shares sold in 1996 was $26.73.

     As of December 31, 1996 the Company is authorized to grant options for up to 1,784,561 shares under the 1995 Plan and 250,000 shares under the Director Plan. The Company has granted options on 472,050 shares and 45,000 shares, respectively, under these two plans through December 31, 1996. Under both Plans the option exercise price equals the stock's market price on the date of grant, options vest 25% one year after the date of grant and ratably thereafter over three years, and options expire ten years from the date of grant. Options outstanding under the five terminated stock option plans have generally the same eligibility and vesting terms as those described for the 1995 Plan, though no further options may be granted under these terminated plans.

     A summary of the status of the Company's stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the following tables and narrative. Share amounts are shown in thousands.

                      VISX, INCORPORATED AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                     1996                 1995                 1994
                                              ------------------   ------------------   ------------------
                                                         WTD.                 WTD.                 WTD.
                                                         AVG.                 AVG.                 AVG.
                  ACTIVITY                    SHARES   EX. PRICE   SHARES   EX. PRICE   SHARES   EX. PRICE
--------------------------------------------  ------   ---------   ------   ---------   ------   ---------
Outstanding, start of year..................   1,390    $ 13.23     1,474    $ 10.09     1,250    $  8.38
Granted.....................................     685      32.27       622      15.12       546      13.77
Exercised...................................    (292)     11.98      (587)      7.02      (263)      8.58
Forfeited...................................     (66)     21.06      (119)     14.84       (59)     14.59
                                              ------               ------               ------
Outstanding, end of year....................   1,717      20.73     1,390      13.23     1,474      10.09
                                              ======               ======               ======
Exercisable, end of year....................     576    $ 12.29       514    $ 11.13       789    $  7.45
                                              ======               ======               ======
Weighted average fair value per option
  granted...................................  $11.71               $ 5.32
                                              ======               ======

                                          DECEMBER 31, 1996
                    -------------------------------------------------------------
                            OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    ------------------------------------     --------------------
                               WTD. AVG.      WTD. AVG.                 WTD. AVG.
                               EXERCISE      YEARS LEFT                 EXERCISE
EXERCISE PRICES     NUMBER       PRICE       TO EXERCISE     NUMBER       PRICE
---------------     ------     ---------     -----------     ------     ---------
$ 5.25 - $ 5.25        84       $  5.25          3.9            84       $  5.25
  6.50 -  14.75       729         12.15          7.5           385         12.04
 15.86 -  24.00       258         18.93          8.3            99         17.75
 24.12 -  37.25       646         33.16          9.3             8         29.33
                    ======
                        -
                                                               ---
$ 5.25 - $37.25     1,717       $ 20.73          8.1           576       $ 12.29
                    =============                              ===

     Additional Options and Warrants. The Company assumed a stock option that VISX California granted to an officer to purchase 66,195 shares of common stock at $5.70 per share. These options were exercised in 1994. In January 1990, in connection with the private placement of 800,000 shares of its common stock, the Company issued to its private placement agent a warrant to purchase up to 35,000 shares of the Company's common stock at a purchase price of $10.00 per share. The warrant became exercisable in January 1991, and was exercised during 1994, resulting in proceeds to the Company of $350,000.

NOTE 7. STOCKHOLDERS' EQUITY

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

     On February 10, 1997 the Company's board of directors authorized the repurchase, over the following approximately twelve months, of up to 2,000,000 shares of the Company's common stock. The Company will conduct the purchases through open market transactions in accordance with applicable securities laws. The amount of shares purchased and the timing of purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions, and as the Company's management deems appropriate. As a result of these factors, the actual number of shares repurchased cannot be precisely forecast.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 8. INCOME TAXES

     The provision for income taxes consisted of the following (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1996       1995       1994
                                                                   ------     ------     ------
Current:
  Federal........................................................  $  652     $   --     $   --
  State..........................................................     651         --         --
                                                                   ------     ------     ------
                                                                    1,303         --         --
                                                                   ------     ------     ------
Deferred, net
  Federal........................................................      --         --         --
  State..........................................................      --         --         --
                                                                   ------     ------     ------
                                                                       --         --         --
                                                                   ------     ------     ------
Net tax provision................................................  $1,303     $   --     $   --
                                                                   ======     ======     ======

     The difference between the federal statutory income tax rate of 35% and the effective income tax rate of 7% in 1996 is due principally to state income taxes, net of federal income tax benefit, and a reduction of the valuation allowance. Income taxes paid amounted to $698,000 in 1996. No income taxes were paid in prior years.

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $39,400,000 and $900,000 available to offset future Federal and California taxable income, respectively. The Federal loss carryforwards expire through the year 2010 and the California loss carryforwards expire in the year 2000. The availability and timing of the amount of prior losses to be used to offset taxable income in future years will be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

     The components of the net deferred income tax asset were as follows (in thousands):

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Net operating loss carryforwards
  Federal................................................................  $13,800     $18,700
  State..................................................................      100       1,000
Cumulative temporary differences
  Inventory reserves.....................................................    1,100         700
  Warranty reserves......................................................    2,100         200
  Other temporary differences............................................    1,300       2,500
Tax credit carryforwards.................................................    1,800       1,900
                                                                           -------     -------
                                                                            20,200      25,000
Valuation allowance, provision for income taxes..........................  (17,200)    (21,700)
Valuation allowance, equity..............................................   (3,000)     (3,300)
                                                                           -------     -------
Net deferred income tax asset............................................  $    --     $    --
                                                                           =======     =======

     The valuation allowances consist of net operating losses, deferred tax assets and tax credit carryforwards which may expire before the Company can use them. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated in the above table as "Valuation allowance, equity." The Company believes sufficient uncertainty exists regarding the realizability of these items, and accordingly, a valuation allowance has been established.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 9. COMMITMENTS

     The Company leases facilities and equipment under operating leases which expire through 2003. Rent expense was $908,000, $666,000 and $529,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease commitments, net of subleases, are as follows (in thousands):

YEAR ENDED DECEMBER 31,
1997................................................................................  $  923
1998................................................................................     974
1999................................................................................   1,381
2000................................................................................   1,481
2001................................................................................   1,491
Thereafter..........................................................................   2,180
                                                                                      ------
          Total minimum lease payments..............................................  $8,430
                                                                                      ======

NOTE 10. LITIGATION

Patent Proceedings and Litigation: VISX

     VISX is a party to a number of patent-related legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit or restrict VISX from manufacturing, marketing or selling its products in certain countries, limit VISX's ability to collect equipment and use royalties in certain markets and have a material, adverse effect on VISX's business, financial position and results of operations. These proceedings are discussed separately below.

     Canada. In 1996, Autonomous sued VISX in Canada, seeking declaratory judgment that two of VISX's Canadian patents are invalid or, in the alternative, that Autonomous's excimer laser system does not infringe those patents. VISX believes that the invalidity claim is without merit, and intends to vigorously defend the action.

     United Kingdom. VISX has brought patent infringement actions against several companies in the U.K. In July 1996, VISX commenced an action against Autonomous, LaserVision Centers, Inc., and LVC (Europe) Limited. By agreement, the action has been stayed against the latter two defendants. The suit alleges infringement of a European patent by an Autonomous system which was placed in London at the time the action was commenced. Autonomous has filed a defense, but has not challenged the validity of the VISX patent. This case is in the process of discovery. In November 1996, VISX commenced an action against Nidek, Birmingham Optical Group Limited and Optimax Laser Eye Clinics Limited, alleging infringement of two VISX European patents. The defendants have contested the validity of the patents. This case is in the very early pleadings stages, and it is impossible to predict the outcome. VISX believes, however, that the invalidity claims are without merit, and intends to vigorously defend its position.

     Azema Patent. In August 1995, Summit sued the Company in the United States for infringement of a United States patent held by Summit. Summit acquired the rights to the patent in 1993, and Pillar Point elected not to acquire rights to the patent from Summit at that time. The lawsuit claims that the manufacture and export of VISX Systems from the United States is an infringement of the patent. VISX believes that the lawsuit is without merit and intends to vigorously defend its position. Therefore, the Company believes that the resolution of this matter will not have a material adverse effect on the Company's business, financial position or results of operations. Nevertheless, the cost of defending this action has been and is expected to continue to be significant, and there can be no assurance that the VISX System will be held not to infringe the patent. If VISX were found to have infringed the patent, the Company could be subject to significant liabilities to Summit and it could be necessary for the Company to seek a license from Summit in order for the Company to manufacture, market and sell products in the United States. There can be no assurance that a

                      VISX, INCORPORATED AND SUBSIDIARIES
license would be available on acceptable terms, or at all. It might also be necessary for the Company to attempt to redesign the VISX System so that it no longer infringes the patent, although there can be no assurance that any such redesign efforts would be successful. A redesign of the VISX System, depending on its scope, could entail delays in FDA approval of the redesign. The lawsuit is scheduled for trial in July 1997.

Patent Proceedings and Litigation: Pillar Point Partners

     Due primarily to the potential of the laser vision correction industry, the patents owned by VISX and exclusively licensed to Pillar Point Partners ("Pillar Point") are widely contested. Generally, the patent litigation described below involves patent infringement issues relating to whether or not patents licensed to Pillar Point are valid and/or are infringed by the activities of the other parties to such actions. In addition, the structure and operation of Pillar Point has been alleged by certain of such other parties to be in violation of federal and, in certain cases, state antitrust laws. In all cases, litigation involving Pillar Point also involves VISX or its subsidiary, VISX Partner, Inc. ("VISX Partner"). VISX believes that it and the other defendants have meritorious defenses to these actions, and that their resolution will not have a material adverse effect on VISX's business, financial position or results of operations. However, adverse determinations in any of such proceedings with respect to the patents licensed to Pillar Point or with respect to whether or not the structure and operation of Pillar Point is in violation of antitrust laws could have a material adverse effect on VISX's business, financial position and results of operations, and could lead to adverse determinations in one or more of the other pending proceedings.

     Pillar Point has brought the following patent-related lawsuits:

     Pillar Point Partners, et al. v. LaserSight, Inc. In March 1995 Pillar Point brought suit in the United States District Court for the District of Delaware against LaserSight. An amended complaint was subsequently filed adding VISX, VISX Partner, Summit, and Summit Partner, Inc. ("Summit Partner") as plaintiffs. The suit alleges infringement of a Pillar Point patent, and seeks monetary damages and injunctive relief. LaserSight has asserted several affirmative defenses and has filed a declaratory judgment counterclaim asserting, among other things, that the Pillar Point Agreement constitutes patent misuse. VISX and the other plaintiffs believe that this counterclaim is without merit and intend to vigorously defend against it. As of March 26, 1997, the parties had reached a tentative agreement by which Pillar Point and the other plaintiffs agreed to dismiss the lawsuit without prejudice granting LaserSight a release from liability for the alleged patent infringement before the effective date of the agreement. In exchange, LaserSight will make a nominal payment and agrees to notify Pillar Point before LaserSight begins manufacturing or selling in the United States in the future, at which time the parties agree to negotiate in good faith to reach a mutually agreeable license to one or more of the Pillar Point patents.

     Pillar Point Partners, et al. v. Barnet Dulaney Eye Center, et al. In September 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Arizona against David Dulaney and Anna Marie Dulaney (husband and wife), Ronald Barnet and Teri Lynn Barnet (husband and wife) and Barnet Dulaney Eye Center P.L.L.C. On March 3, 1997, plaintiffs filed an amended complaint deleting certain infringement allegations. The suit alleges infringement of certain Pillar Point patents, and seeks monetary damages and injunctive relief. The defendants have filed an answer and counterclaim which denies infringement and requests a declaratory judgment that the patents in suit are invalid and unenforceable, alleging, among other things, patent misuse. The defendants have also moved the Court to strike the complaint and direct plaintiffs and their principal counsel to reimburse defendants for their costs in defending the lawsuit. VISX and the other plaintiffs believe that these counterclaims are without merit and intend to vigorously defend against them.

     Pillar Point Partners, et al. v. Jon Dishler, et al. In October 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Colorado against Jon G. Dishler, DTC Eye Surgery Center, Inc., D.T.C. Eye Associates, P.C., and Laser Institute of the Rockies, LLC. On March 14, 1997, the plaintiffs filed an amended complaint naming Telco -- The Excimer Laser

                      VISX, INCORPORATED AND SUBSIDIARIES

Company PTY, Ltd., Lions Eye Institute, and Paul van Saarloos, as additional defendants. The suit alleges infringement of certain Pillar Point patents, and seeks monetary damages and injunctive relief. The defendants have filed an answer and counterclaim denying infringement and seeking a declaratory judgment that the patents in suit are invalid and unenforceable, alleging, among other things, patent misuse. Defendant Dishler has moved for a summary judgment of no personal liability as to himself. VISX and the other plaintiffs believe that these counterclaims are without merit and intend to vigorously defend against them.

     Pillar Point and the Company (as well as VISX Partner, Summit and Summit Partner) have been named as defendants in the following lawsuits:

     Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd.
v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. The action was served on Pillar Point in August 1996. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. Both actions were filed in the United States District Court for the Northern District of California. Generally, both plaintiffs allege that the per procedure royalty charged by Pillar Point to its licensees is a violation of the Sherman Act, or alternatively a violation of corresponding state antitrust laws. Dr. Burlingame seeks monetary damages of $6,250 (plus $2,500 per month until a judgment is reached). Dr. Shepherd's corporation seeks monetary damages of $56,250 (plus $12,500 per month through the judgment date). VISX believes that it and Pillar Point have meritorious defenses to these actions, and that the resolution of the actions will not have a material adverse effect on VISX's business, financial position or results of operations. However, both suits are in the early stages of discovery and there can be no assurance as to the outcome of either suit.

     Autonomous Technologies Corporation v. Pillar Point Partners, et al. In October 1996, Autonomous brought an action in the United States District Court for the District of Delaware, against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. The action seeks declaratory relief that one of the Pillar Point patents is not infringed, is invalid and unenforceable, and that the defendants are otherwise promissorily estopped from claiming that the Autonomous system infringes the same patent. The action also seeks an injunction requiring VISX to drop its suit in the U.K. against Autonomous. See discussion above. Autonomous subsequently filed an amended complaint, adding two claims against VISX for alleged defamation and violation of Delaware's Uniform Deceptive Practices Act. Autonomous has requested its costs and attorneys' fees in the litigation. VISX believes that it and the other defendants have meritorious defenses to this action, and that its resolution will not have a material adverse effect on VISX's business, financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

Other Proceedings and Litigation

     Federal Trade Commission. In October 1995, Pillar Point received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point, VISX and Summit or any of their predecessors, alone or in conjunction with others, is engaging or has engaged in any unfair methods of competition in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. There can be no assurances that, following its investigation, the FTC will not commence a proceeding alleging that Pillar Point does not comply with the United States antitrust laws. VISX is unable to predict whether or not, or when, the FTC may bring any proceeding following such investigation, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to VISX or to Pillar Point.

     The Company is involved in various other legal proceedings which arise in the normal course of business. The Company could incur significant legal fees in connection with these matters, but in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's business, financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO VISX, INCORPORATED:

     We have audited the accompanying consolidated balance sheets of VISX, Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the audting procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 28, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISX

     The information required by this Item 10 regarding directors of VISX is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in the Company's definitive Proxy Statement (the "1997 Proxy Statement") to be filed with the Commission and relating to its Annual Meeting of Stockholders to be held on May 16, 1997.

     The officers of VISX are as follows:

                 NAME                    AGE                         POSITION
---------------------------------------  ---   ----------------------------------------------------
Mark B. Logan..........................  58    Chairman of the Board, Chief Executive Officer and
                                               President
Elizabeth H. Davila....................  52    Executive Vice President, Chief Operating Officer
Katrina J. Church......................  35    Vice President, General Counsel and Secretary
Terrance N. Clapham....................  49    Vice President, Research and Development
James W. McCollum......................  42    Vice President, Marketing and Sales
Timothy R. Maier.......................  48    Vice President, Chief Financial Officer
David M. Patino........................  52    Vice President, Regulatory and Clinical Affairs
Douglas H. Post........................  45    Vice President, Operations and Customer Support
Judith A. Somerville...................  54    Vice President, Human Resources

     Mark B. Logan. Mr. Logan has served as Chairman of the Board, President and Chief Executive Officer of the Company since November 1994. From January 1992 to July 1994, Mr. Logan was Chairman of the Board, President and Chief Executive Officer of Insmed Pharmaceuticals, Inc., a development-stage biopharmaceutical company, and has served on its board of directors since its founding in 1988. Prior to 1992, Mr. Logan was a Principal Associate with McManis Associates, Inc., a Washington, D.C. based research and management firm specializing in the health care field. From 1981 to 1985, Mr. Logan was employed by Bausch & Lomb, Inc. as President, Health Care and Consumer Group, and was a member of Bausch & Lomb's board of directors. From 1975 to 1981, he was employed by Becton Dickinson & Company, where he held the position of Consumer Group President, and was responsible for that Company's worldwide diabetes syringe business. From 1967 to 1974, Mr. Logan held various management positions with American Home Products Corporation. Mr. Logan serves as a member of the Boards of Directors of Imagyn Medical, Inc., and Whetstone Partners, LLC.

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

     Katrina J. Church. Ms. Church has been Vice President, General Counsel since January 1995; she served as Corporate Counsel from June 1991 through December 1994. She has served as Secretary of the Company since May 1994. Before joining the Company in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California.

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

     James W. McCollum. Mr. McCollum has been Vice President, Marketing and Sales since February 1996. Prior to joining VISX as an employee, he spent two and a half years at Alcon Laboratories, Inc. where he was responsible for all excimer refractive activities in Canada and the U.S. Mr. McCollum has held various senior management positions at CooperVision, Inc., Innovision Medical Inc., and American Hospital Supply Corporation, and has over 20 years of professional experience, including 16 years in the medical device industry and 14 years in ophthalmic products.

     Timothy R. Maier. Mr. Maier has been Vice President, Chief Financial Officer since June 1995. From 1991 to June 1995, he served as Vice President, Chief Financial Officer of GenPharm, International, Inc., a privately held international biotechnology company. From 1976 to 1991, Mr. Maier held various positions with Spectra-Physics, Inc., an international manufacturer of scientific and commercial laser products. His positions included Vice President of Finance, Operations Manager, and International Finance and Administration Manager.

     David M. Patino. Mr. Patino has been Vice President, Regulatory and Clinical Affairs since July 1996. Prior to joining VISX, Mr. Patino was Vice President of Regulatory/Clinical Affairs and Quality Assurance at Storz Ophthalmics in St. Louis, Missouri from 1993 to 1996. From 1979 to 1993 Mr. Patino was the Director of Regulatory/Clinical Affairs and Quality Assurance for the ophthalmic divisions of Schering-Plough, Ciba Geigy, Syntex and National Patent Development Corporation.

     Douglas H. Post. Mr. Post has been Vice President, Operations and Customer Support since September 1996. Prior to that, he served as Senior Director, Customer Support from December 1992 to September 1996. He was Senior Vice President, Sales & Customer Support, with VISX Massachusetts Inc. (formerly Questek, Inc.) from February 1985 to December 1992.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 regarding compensation of VISX's directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 1997 Proxy Statement sections "Further Information Concerning the Board of Directors -- Director Compensation" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is incorporated into this item by reference to the 1997 Proxy Statement section "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 regarding certain relationships and related transactions with management of the Company is incorporated into this item by reference to the 1997 Proxy Statement sections "Further Information Concerning the Board of Directors" and "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

       FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
            Consolidated Balance Sheets...................................   22
            Consolidated Statements of Operations.........................   23
            Consolidated Statements of Stockholders' Equity...............   24
            Consolidated Statements of Cash Flows.........................   25
            Notes to Consolidated Financial Statements....................   26
            Report of Independent Public Accountants......................   36

    2. The following financial statement schedule is filed as part of this report:

                                                                            PAGE
                                                                            ----
            Schedule II             Valuation and Qualifying
              Accounts                                                       40

    3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits on pages 42 through 43 of this Form 10-K.

(b) REPORTS ON FORM 8-K. None.

(c) EXHIBITS. See Index to Exhibits on pages 42 through 43 of this Form 10-K.

(d) FINANCIAL STATEMENT SCHEDULES. See Item 14(a)(2), above.

                      VISX, INCORPORATED AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

     The following additional consolidated financial statement schedule should be considered in conjunction with the Company's consolidated financial statements. All other schedules have been omitted because the required information is either not applicable, not sufficiently material to require submission of the schedule, or is included in the consolidated financial statements or the notes thereto. All amounts are shown in thousands.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE        ADDITIONS
                                                       AT          CHARGED TO                     BALANCE
                                                      START    -------------------                  AT
                                                       OF      COSTS &     OTHER                  END OF
                    DESCRIPTION                      PERIOD    EXPENSES   ACCOUNTS   DEDUCTIONS   PERIOD
---------------------------------------------------  -------   --------   --------   ----------   -------
YEAR ENDED DECEMBER 31, 1994
  Allowance for bad debts..........................   $  --      $ --       $ --        $ --       $  --

YEAR ENDED DECEMBER 31, 1995
  Allowance for bad debts..........................      --        --         --          --          --

YEAR ENDED DECEMBER 31, 1996
  Allowance for bad debts..........................   $  --      $600       $ --        $ --       $ 600

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISX, Incorporated
                                          a Delaware corporation

                                          By: /s/ MARK B. LOGAN

                                          --------------------------------------
                                             Mark B. Logan
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Date: March 26, 1997

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Mark B. Logan and Timothy R. Maier, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                        DATE
-------------------------------------    ----------------------------------    ---------------

PRINCIPAL EXECUTIVE OFFICER:

/s/ MARK B. LOGAN                        Chairman of the Board, President,      March 26, 1997
-------------------------------------    Chief Executive Officer and
Mark B. Logan                            Director

PRINCIPAL FINANCIAL AND ACCOUNTING
OFFICER:
/s/ TIMOTHY R. MAIER                     Vice President Chief Financial         March 26, 1997
-------------------------------------    Officer
Timothy R. Maier

ADDITIONAL DIRECTORS:

/s/ ELIZABETH H. DAVILA                  Executive Vice President, Chief        March 26, 1997
-------------------------------------    Operating Officer, and Director
Elizabeth H. Davila

-------------------------------------    Director                               March   , 1997
Glendon E. French

/s/ JOHN W. GALIARDO                     Director                               March 26, 1997
-------------------------------------
John W. Galiardo

/s/ RICHARD B. SAYFORD                   Director                               March 26, 1997
-------------------------------------
Richard B. Sayford

                               VISX, INCORPORATED

                               INDEX TO EXHIBITS
                                  [ITEM 14(C)]

EXHIBIT
NUMBER                                      DESCRIPTION                                   PAGE
------     -----------------------------------------------------------------------------  ----
  2.1 *    Asset Purchase Agreement among the Company, Questek, Incorporated, and
           Lambda-Physik, dated February 1, 1993 (previously filed as Exhibit 2.2 to
           Annual Report on Form 10-K dated March 30, 1993)
  3.1 *    Amended and Restated Certificate of Incorporation (previously filed as
           Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended September
           30, 1996)
  3.2 *    Amended and Restated Bylaws as revised through December 13, 1995 (previously filed as Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1996)
  4.1 *    Reference is made to Exhibits 3.1 and 3.2
  4.2 *    Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Annual
           Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31,
           1990)
 10.1 *    Amended and Restated Marketing Agreement dated April 21, 1987 among the
           Company, LRI L.P., Alcon Laboratories, Inc. and Alcon Pharmaceuticals, Ltd.
           (previously filed as Exhibit 10(A) to Form S-1 Registration Statement No.
           33-23844)
 10.2 *    Second Amended and Restated Marketing Agreement dated December 22, 1989 among the Company, Alcon Surgical, Inc. and Alcon Laboratories, Inc. (previously filed as Exhibit 10(B) to Annual Report on Form 10-K, File No. 0-17247, for
           the fiscal year ended December 31, 1989)
 10.3 *    Letter Agreement dated December 11, 1989 among the Company, L'Esperance
           Research Incorporated and Alcon Surgical, Inc. (previously filed as Exhibit
           10(C) to Annual Report on Form 10-K, File No. 0-17247, for the fiscal year ended December 31, 1989)
 10.4 *    Letter Agreement dated December 22, 1989 among the Company, Alcon
           Laboratories, Inc. and Alcon Surgical, Inc. (previously filed as Exhibit
           10(D) to Annual Report on Form 10-K, File No. 0-17247, for the fiscal year ended December 31, 1989)
 10.5 *    Letter Agreement dated May 22, 1990 among the Company, Alcon Surgical, Inc.,
           Alcon Laboratories, Inc. and Alcon Pharmaceuticals, Ltd. (previously filed as
           Exhibit 10.5 to Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
 10.6 *    Second Amended and Restated Development Agreement dated as of April 21, 1987 between LRI L.P. and the Company, with Amendment dated July 28, 1988
           (previously filed as Exhibit 10(B) to Form S-1 Registration Statement No.
           33-23844)

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

 10.20*    License-back to VISX Agreement dated June 3, 1992, between Pillar Point
           Partners and the Company (previously filed as Exhibit 10.3 to Form 8-K dated
           June 3, 1992)
 10.21*    Lease dated July 16, 1992, as amended October 2, 1992, between the Company and Sobrato Interests, a California limited partnership (previously filed as
           Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1992)
 10.22*    1993 Flexible Stock Incentive Plan (previously filed as Exhibit 10.28 to
           Annual Report on Form 10-K dated March 30, 1993)
 10.23*    1993 Employee Stock Purchase Plan (previously filed as Exhibit 10.29 to
           Annual Report on Form 10-K dated March 30, 1993)
 10.24*    Form of Subscription Agreement (previously filed as Exhibit 10.24 to Form
           10-K for the year ended December 31, 1994)
 10.25*    Complaint filed on September 26, 1994 in the Superior Court for the County of
           Santa Clara by CAP Advisers Limited, CAP Trust, and Osterfak, Ltd.
           (previously filed as Exhibit 5.1 to Form 8-K dated September 26, 1994)
 10.26*+   Agreement effective as of November 20, 1995, among the Company, Alcon
           Laboratories, Inc., and Alcon Pharmaceuticals, Ltd. (previously filed as
           Exhibit 10.28 to Form 10-K for the year ended December 31, 1995)
 10.27*    Agreement and Stipulation of Settlement filed on November 20, 1995, in the
           Superior Court for the County of Santa Clara (previously filed as Exhibit
           10.29 to Form 10-K for the year ended December 31, 1995)
 10.28*    Second Amendment to Lease dated March 8, 1996, between the Company and
           Sobrato Interests, a California limited partnership (previously filed as
           Exhibit 10.29 to Form 10-K for the year ended December 31, 1995)
 10.29*    1995 Stock Plan (previously filed as Exhibit 10.2 to Quarterly Report on Form
           10-Q for the quarter ended June 30, 1996)
 10.30*    1995 Director Option Plan (previously filed as Exhibit 10.1 to Quarterly
           Report on Form 10-Q for the quarter ended June 30, 1996)
 10.31*    1996 Supplemental Stock Plan (previously filed as Exhibit 10.3 to Form S-8
           Registration Statement No. 333-23999)
 21.1 *    Subsidiaries (previously filed as Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 1994)
 23.1      Consent of Independent Public Accountants
 27.1      Financial Data Schedule

                                        EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
 10.7 *    Employment Agreement dated May 22, 1990 between the Company and Charles R.
           Munnerlyn (previously filed as Exhibit 10(K) to Form S-4 Registration
           Statement No. 33-35491)
 10.8 *    Amendment to Employment Agreement dated July 21, 1994 between the Company and
           Charles R. Munnerlyn (previously filed as Exhibit 10.8 to Form 10-K for the year ended December 31, 1994)
 10.9 *    Employment Agreement dated May 22, 1990 between the Company and Alan R.
           McMillen (previously filed as Exhibit 10(L) to Form S-4 Registration
           Statement No. 33-35491)
 10.10*    Amendment to Employment Agreement dated October 25, 1994 between the Company and Alan R. McMillen (previously filed as Exhibit 10.10 to Form 10-K for the year ended December 31, 1994)
 10.11*    Employment Agreement dated May 22, 1990 between the Company and Terrance N.
           Clapham (previously filed as Exhibit 10(M) to Form S-4 Registration Statement
           No. 33-35491)

------------------------
* Previously filed.

+ Confidential Treatment has been requested for certain portions of this exhibit.

                                                                    EXHIBIT 23.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Annual Report on Form 10-K, into the Company's previously filed Registration Statements Nos. 33-34374, 33-40519, 33-53806, 33-69044 and 333-23999 on Form S-8.

                                          ARTHUR ANDERSEN LLP

San Jose, California
March 21, 1997