Form 10-Q
period 1997-03-31
VISX INC
filed 1997-05-14
CIK 837991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

            ---------------------------------------------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-10694

            ---------------------------------------------------------
                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)
            ---------------------------------------------------------

                  DELAWARE                                 06-1161793
      ----------------------------------            -----------------------
       (State or other Jurisdiction of                   (IRS Employer
       Incorporation or Organization)                  Identification No.)

             3400 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA 95051
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code): (408) 733-2020
                                                            ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

      Total number of shares of common stock outstanding as of April 30, 1997: 15,366,488.

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                  PAGE
PART I.       FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

              Condensed Consolidated Interim Balance Sheets as                     3
              of March 31, 1997 and December 31, 1996

              Condensed Consolidated Interim Statements of Operations for the      4
              Three Months Ended March 31, 1997 and 1996

              Condensed Consolidated Interim Statements of Cash Flows for the      5
              Three Months Ended March 31, 1997 and 1996

              Notes to Condensed Consolidated Interim Financial Statements         6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

              Overview                                                             7

              Results of Operations                                                7

              Liquidity and Capital Resources                                      8

PART II       OTHER INFORMATION

     ITEM 1.  Legal Proceedings                                                    9

     ITEM 6.  Exhibits and Reports on Form 8-K                                     10

  SIGNATURES                                                                       11

PART I. FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                March 31,       December 31,
                                                                   1997             1996
                                                              ---------------  ---------------
                                                               (unaudited)
   CURRENT ASSETS:
      Cash and cash equivalents                                 $   13,756       $   24,909
      Short-term investments                                        70,901           64,081
      Accounts receivable, net of allowance for doubtful
        accounts of $629 and $600, respectively                     23,765           17,904
      Inventories                                                    5,303            5,848
      Prepaid expenses                                                 679              553
                                                              ---------------  ---------------
         Total current assets                                      114,404          113,295

   PROPERTY AND EQUIPMENT, NET                                       4,035            3,621
   OTHER ASSETS                                                      2,742            2,773
                                                              ---------------  ---------------
                                                                $  121,181       $  119,689
                                                              ===============  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable                                          $    2,717       $    2,385
      Accrued liabilities                                           17,441           18,032
                                                              ---------------  ---------------
         Total current liabilities                                  20,158           20,417
                                                              ---------------  ---------------

   STOCKHOLDERS' EQUITY:
      Common stock - $.01 par value, 90,000,000 shares
        authorized; 15,424,734 shares issued                           154              154
      Additional paid-in capital                                   133,725          133,836
      Treasury stock, at cost - 57,269 and 20,000 shares,           (1,198)            (462)
        respectively
      Accumulated deficit                                          (31,561)         (34,260)
      Unrealized holding gain (loss) on
        available-for-sale securities                                  (97)               4
                                                              ---------------  ---------------
          Total stockholders' equity                               101,023           99,272
                                                              ---------------  ---------------
                                                                $  121,181       $  119,689
                                                              ===============  ===============


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                Three months ended
                                                     March 31,
                                             --------------------------
                                                 1997         1996
                                             ------------- ------------
                                                    (unaudited)
  REVENUES:
     System sales                              $  10,097     $   9,479
     Royalties, service and other revenues         5,646         2,077
                                             ------------- ------------
       Total revenues                             15,743        11,556
                                             ------------- ------------

  COSTS AND EXPENSES:
     Cost of revenues                              6,464         5,772
     Marketing, general and administrative         5,315         3,563
     Research, development and regulatory          2,112         1,860
                                             ------------- ------------
       Total costs and expenses                   13,891        11,195
                                             ------------- ------------

  Income from operations                           1,852           361

  Interest and other income                        1,215           917
                                             ------------- ------------
  Income before provision for income taxes         3,067         1,278
  Provision for income taxes                         368            --
                                             ------------- ------------
  Net income                                   $   2,699     $   1,278
                                             ============= ============

  Net income per share                         $    0.17     $    0.08
                                             ============= ============

  Weighted average number of shares and
     equivalents outstanding                      15,810        16,032
                                             ============= ============

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          Three months ended
                                                                             March 31,
                                                                   -------------------------------
                                                                       1997              1996
                                                                   -------------      ------------
                                                                            (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $   2,699          $   1,278
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                      426                174
        Increase (decrease) in cash flows from changes in
           operating assets and liabilities:
           Accounts receivable                                          (5,861)            (2,724)
           Inventories                                                     545             (1,108)
           Prepaid expenses                                               (126)                32
           Other assets                                                   (114)                --
           Accounts payable                                                332                952
           Accrued liabilities                                            (591)             4,800
                                                                   -------------      ------------
        Net cash provided by (used in) operating activities             (2,690)             3,404
                                                                   -------------      ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (695)              (645)
     Purchase of short-term investments                                 (6,921)           (12,263)
     Proceeds from maturities of short-term investments                     --              2,123
                                                                   -------------      ------------
        Net cash used in investing activities                           (7,616)           (10,785)
                                                                   -------------      ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                             --                258
     Repurchases of common stock, net of shares used for option           (847)                --
        exercises
                                                                   -------------      ------------
        Net cash provided by (used in) financing activities               (847)               258
                                                                   -------------      ------------

  Net decrease in cash and cash equivalents                            (11,153)            (7,123)
  Cash and cash equivalents, beginning of period                        24,909             32,332
                                                                   -------------      ------------
  Cash and cash equivalents, end of period                           $  13,756          $  25,209
                                                                   =============      ============


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1996 Annual Report and Form 10-K.

1.      BASIS OF PRESENTATION:

The Condensed Consolidated Interim Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

The Condensed Consolidated Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim period.

2.      NET INCOME PER SHARE:

Net income per share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share.

Basic net income per share calculated in accordance with FASB Statement No. 128 "Earnings Per Share" is $0.18 and $0.08 per share for the three month periods ended March 31, 1997 and 1996, respectively. Diluted net income per share calculated in accordance with FASB Statement No. 128 is not materially different from net income per share as reported in the accompanying financial statements.

3.      INVENTORIES (in thousands):

                                                    March 31,       December 31,
                                                       1997              1996
                                                   ------------     ------------
                                                    (unaudited)
Raw materials and subassemblies ..............     $      2,964     $      3,747
Work in process ..............................            1,776            1,637
Finished goods ...............................              563              464
                                                   ------------     ------------
  Total ......................................     $      5,303     $      5,848
                                                   ============     ============

4.      LITIGATION

See Part II - Other Information, Item 1 - Legal Proceedings for a discussion of new proceedings and new developments on previously disclosed proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those identified below. In particular, the factors set forth in the Company's 1996 Annual Report and Form 10-K under "Business - Market Acceptance of Laser Vision Correction," "- Reliance on Patents and Proprietary Technology," "- Risks Relating to Pillar Point Partners; Patent Litigation," "- Government Regulation; Proliferation of Unapproved Lasers,"
"- Manufacturing, Components and Raw Materials," "- Competition," and "- Product Liability and Insurance" and under "Legal Proceedings" may cause the Company's actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to other information presented in this report. This MD&A should be read in conjunction with the MD&A included in the Company's 1996 Annual Report and Form 10-K.

OVERVIEW

VISX is engaged in the design and development of proprietary technologies and systems for laser vision correction and has been manufacturing such systems since 1987. The U.S. Food and Drug Administration ("FDA") granted pre-market approval ("PMA") for use of the VISX System for phototherapeutic keratectomy ("PTK") on September 29, 1995, for photorefractive keratectomy treatment of low to moderate myopia ("PRK") on March 27, 1996, and for photorefractive keratectomy treatment of astigmatism ("PRKa") on April 24, 1997.

The Company's future growth and profitability cannot be predicted with certainty and will be influenced by a variety of factors. These factors include the extent to which laser vision correction is accepted in the United States and key international markets targeted by the Company, the degree to which Pillar Point Partners is successful in generating royalty income from patent rights and defending against legal challenges relating to its structure and operation, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement such as pending patent litigation against the Company brought by Summit Technology, Inc. ("Summit"), developments with respect to other litigation to which the Company is a party or in which it may become involved, competition from lasers that have not received FDA PMA for United States commercial sales and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

RESULTS OF OPERATIONS

                                              Three Months Ended March 31,
                                         --------------------------------------
REVENUE                                     1997         1996          Change
-------                                  ----------    ----------    ----------
System sales .........................       10,097         9,479             7%
    Percent of revenue ...............         64.1%         82.0%
Royalties, service & other ...........        5,646         2,077           172%
    revenues
    Percent of revenue ...............         35.9%         18.0%
Total ................................       15,743        11,556            36%

In the U.S. market, unit shipments of systems were approximately unchanged from the prior year, but average prices were lower as the result of trade-in discounts the Company offered primarily to owners of

Summit and unapproved lasers. The decline in U.S. revenue was more than offset by increased system shipments to international markets.

Royalties, service and other revenues increased due to growth in royalty revenue.

                                               Three Months Ended March 31,
                                         --------------------------------------
COSTS & EXPENSES                            1997          1996         Change
----------------                         ----------    ----------    ----------
Cost of revenues .....................        6,464         5,772            12%
    Percent of revenue ...............         41.1%         49.9%
Marketing, gen'l and admin ...........        5,315         3,563            49%
    Percent of revenue ...............         33.8%         30.8%
R&D and regulatory ...................        2,112         1,860            14%
    Percent of revenue ...............         13.4%         16.1%

Gross profit margins were higher as the result of increased royalty revenue, which has no associated cost of revenue, partially offset by a decline in gross profit margins on system sales. The decline in margins on systems was caused by lower average sales prices on domestic systems and increased shipments of systems in international markets where average prices paid to VISX are lower than in the U.S. because all international systems are sold through distributors.

Marketing, general and administrative expenses increased mainly as the result of higher patent related legal expenses. Marketing expenses in the U.S. were also higher as the result of advertising, marketing support to doctors, and preparation for direct consumer promotions to begin after the FDA granted pre-market approval for use of the VISX System for the treatment of astigmatism.

Research & development costs increased 31% as the result of higher spending to develop new products and technologies. Regulatory costs declined 8% due to improved efficiency.

Interest and other income increased due to higher interest income generated on additional cash provided by operations during 1996.

The provision for income taxes covers alternative minimum taxes due under Federal statutes and state taxes at regular rates, net of credits anticipated.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                          March 31,   December 31,
                                                            1997         1996
                                                         ----------   ----------
Cash, cash equivalents and short-term investments ....   $   84,657   $   88,990
Working capital ......................................       94,246       92,878

Cash declined and accounts receivable increased due to the extension of six month payment terms on the majority of systems shipped in the fourth quarter of 1996. Repurchases of common stock during the first quarter of 1997 also contributed to the decline in cash. To continue to promote placement of systems and increase procedure royalty revenue, three or six month payment terms were extended on many of the systems shipped in the first quarter of 1997. As a result, the balance in accounts receivable is expected to rise and cash is expected to be used in operating activities until the third quarter when payment for many of these shipments is expected.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

VISX is a party to a number of patent-related legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit or restrict VISX from manufacturing, marketing or selling its products in certain countries, limit VISX's ability to collect equipment and use royalties in certain markets and have a material, adverse effect on VISX's business, financial position and results of operations. VISX is also a party to various other legal proceedings. For a complete description of legal proceedings, see VISX's report on Form 10-K for the year ended December 31, 1996. During the quarter ended March 31, 1997, the following developments transpired with respect to such proceedings.

PATENT PROCEEDINGS AND LITIGATION:  VISX

Canada and the United Kingdom. On March 31, 1997, VISX announced that it had settled the lawsuit brought against VISX by Autonomous Technologies Corporation ("Autonomous") in Canada in 1996, and the lawsuit brought by VISX against Autonomous in the United Kingdom in 1996. Pursuant to the settlement, VISX granted Autonomous a worldwide (excluding United States) license to certain VISX patents for laser vision correction, and Autonomous agreed to pay royalties to VISX on the future sales of their system worldwide, excluding the United States.

PATENT PROCEEDINGS AND LITIGATION:  PILLAR POINT PARTNERS

Pillar Point Partners, et al. v. LaserSight, Inc. On March 26, 1997, Pillar Point Partners ("Pillar Point") announced that it had settled the patent infringement lawsuit against LaserSight, Inc. ("Lasersight"). Pursuant to the settlement, Pillar Point, VISX and Summit granted LaserSight a release from liability for patent infringement claims arising before the effective date of the agreement. Subsequent to the filing of the lawsuit, LaserSight had moved its sales and manufacturing activities outside the United States. LaserSight agreed in the settlement to make a nominal payment and to notify Pillar Point before beginning manufacturing or selling in the United States in the future.

Autonomous Technologies Corporation v. Pillar Point Partners, et al. In connection with the settlement described above which resulted in a license to Autonomous of all of VISX's non-U.S. patents, Autonomous agreed to drop the two claims against VISX for alleged defamation and violation of Delaware's Uniform Deceptive Practices Act. No changes were made with respect to the other claims of Autonomous's lawsuit against Pillar Point.

OTHER PROCEEDINGS AND LITIGATION

Product Liability. VISX has been dismissed from the lawsuit pending in Illinois.

Employment Related. A trial has tentatively been scheduled for October 1997 in connection with a lawsuit brought by a former employee in 1995 against VISX and a former officer of VISX.

NEW PROCEEDINGS

Product Liability. In March, 1997 the Company was notified that it is named in a lawsuit filed in Canada by a patient treated by a surgeon there. That lawsuit has not yet been served on VISX. The Canadian case is in the early pleading stages, and there can be no assurance as to the outcome of the suit. Nevertheless, VISX believes that it has meritorious defenses to the action, and that its resolution will not have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits.

         Ex. 27    Financial Data Schedule

b)       Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VISX, Incorporated
                                                    (Registrant)


May 12, 1997                                 /s/Mark B. Logan
------------                                 -----------------------------------
(Date)                                       Mark B. Logan
                                             Chairman of the Board and
                                             Chief Executive Officer


May 12, 1997                                 /s/Timothy R. Maier
------------                                 -----------------------------------
(Date)                                       Timothy R. Maier
                                             Vice President and
                                             Chief Financial Officer (principal
                                             financial and accounting officer)

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27                Financial Data Schedule