Form 10-Q
period 1997-06-30
VISX INC
filed 1997-08-11
CIK 837991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Total number of shares of common stock outstanding as of July 31, 1997:
15,446,713.

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                                    PAGE

PART I.          FINANCIAL INFORMATION

        ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                 Condensed Consolidated Interim Balance Sheets as                                    3
                 of June 30, 1997 and December 31, 1996

                 Condensed Consolidated Interim Statements of Operations for the                     4
                 Three Months Ended June 30, 1997 and 1996 and for the Six
                 Months Ended June 30, 1997 and 1996

                 Condensed Consolidated Interim Statements of Cash Flows for the Six Months          5
                 Ended June 30, 1997 and 1996

                 Notes to Condensed Consolidated Interim Financial Statements                        6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

                 Overview                                                                            7

                 Results of Operations                                                               8

                 Liquidity and Capital Resources                                                     9

PART II          OTHER INFORMATION

        ITEM 1.  Legal Proceedings                                                                   9

        ITEM 4.  Submission of Matters to a Vote of Security Holders                                10

        ITEM 6.  Exhibits and Reports on Form 8-K                                                   11

     SIGNATURES                                                                                     12

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                            June 30,         December 31,
                                                                              1997              1996
                                                                            ---------        ------------
                                                                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                               $  28,807         $  24,909
    Short-term investments                                                     55,772            64,081
    Accounts receivable, net of allowance for doubtful accounts
      of $568 and $600, respectively                                           24,609            17,904
    Inventories                                                                 6,393             5,848
    Prepaid expenses                                                            1,058               553
                                                                            ---------         ---------
       Total current assets                                                   116,639           113,295

PROPERTY AND EQUIPMENT, NET                                                     4,186             3,621
OTHER ASSETS                                                                    2,731             2,773
                                                                            ---------         ---------
                                                                            $ 123,556         $ 119,689
                                                                            =========         =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        $   3,636         $   2,385
    Accrued liabilities                                                        18,331            18,032
                                                                            ---------         ---------
       Total current liabilities                                               21,967            20,417
                                                                            ---------         ---------

STOCKHOLDERS' EQUITY:
    Common stock - $.01 par value, 90,000,000 shares authorized;
      15,480,988 and 15,424,734 shares issued                                     155               154
    Additional paid-in capital                                                133,932           133,836
    Treasury stock, at cost - 12,800 and 20,000 shares, respectively             (287)             (462)
    Accumulated deficit                                                       (32,236)          (34,260)
    Unrealized holding gain (loss) on available-for-sale securities                25                 4
                                                                            ---------         ---------
        Total stockholders' equity                                            101,589            99,272
                                                                            ---------         ---------
                                                                            $ 123,556         $ 119,689
                                                                            =========         =========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three months ended               Six months ended
                                                                  June 30,                        June 30,
                                                          ------------------------        ------------------------
                                                            1997            1996            1997            1996
                                                          --------         -------        --------         -------
                                                                (unaudited)                     (unaudited)
REVENUES:
    System sales                                          $  8,176         $15,422        $ 18,273         $24,901
    Royalties, service and other revenues                    7,419           4,131          13,065           6,208
                                                          --------         -------        --------         -------
      Total revenues                                        15,595          19,553          31,338          31,109
                                                          --------         -------        --------         -------

COSTS AND EXPENSES:
    Cost of revenues                                         4,558           8,470          11,022          14,242
    Marketing, general and administrative                    5,872           5,079          11,187           8,642
    Research, development and regulatory                     2,594           2,099           4,706           3,959
                                                          --------         -------        --------         -------
      Total costs and expenses                              13,024          15,648          26,915          26,843
                                                          --------         -------        --------         -------

Income from operations                                       2,571           3,905           4,423           4,266

Interest and other income                                    1,162           1,043           2,377           1,960
Litigation settlement                                       (4,500)             --          (4,500)             --
                                                          --------         -------        --------         -------

Income (loss) before provision (benefit) for taxes            (767)          4,948           2,300           6,226
    on income (loss)
Provision (benefit) for taxes on income (loss)                 (92)            396             276             396
                                                          --------         -------        --------         -------

Net income (loss)                                         $   (675)        $ 4,552        $  2,024         $ 5,830
                                                          ========         =======        ========         =======

Net income (loss) per share                               $  (0.04)        $  0.28        $   0.13         $  0.36
                                                          ========         =======        ========         =======

Weighted average number of shares and equivalents
    outstanding                                             15,454          16,059          15,849          16,045
                                                          ========         =======        ========         =======



The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         Six months ended
                                                                                             June 30,
                                                                                     -------------------------
                                                                                       1997             1996
                                                                                     --------         --------
                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $  2,024         $  5,830
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                                      892              383
       Increase (decrease) in cash flows from changes in operating assets and liabilities:
           Accounts receivable                                                         (6,705)          (7,370)
           Inventories                                                                   (545)              63
           Prepaid expenses                                                              (505)            (479)
           Other assets                                                                  (247)          (2,400)
           Accounts payable                                                             1,251             (194)
           Accrued liabilities                                                            299            7,901
                                                                                     --------         --------
       Net cash provided by (used in) operating activities                             (3,536)           3,734
                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (1,168)          (1,307)
    Purchase of short-term investments                                                (40,070)         (21,091)
    Proceeds from maturities of short-term investments                                 48,400           11,115
                                                                                     --------         --------
       Net cash provided by (used in) investing activities                              7,162          (11,283)
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                            900            1,714
    Repurchases of common stock, net of shares used for option exercises                 (628)              --
                                                                                     --------         --------
       Net cash provided by financing activities                                          272            1,714
                                                                                     --------         --------

Net increase (decrease) in cash and cash equivalents                                    3,898           (5,835)
Cash and cash equivalents, beginning of period                                         24,909           32,332
                                                                                     --------         --------
Cash and cash equivalents, end of period                                             $ 28,807         $ 26,497
                                                                                     ========         ========




The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

2.       NET INCOME (LOSS) PER SHARE:

Net income per share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding using the treasury stock method. Fully diluted net income per share is substantially the same as primary net income per share. Net loss per share is computed based on the weighted average number of common shares outstanding, excluding dilutive common share equivalents since their impact would reduce the net loss per share.

Basic net income (loss) per share calculated in accordance with FASB Statement No. 128 "Earnings Per Share" is $(0.04) and $0.30 per share for the three month periods ended June 30, 1997 and 1996, respectively and $0.13 and $0.38 per share for the six month periods ended June 30, 1997 and 1996, respectively. Diluted net income (loss) per share calculated in accordance with FASB Statement No. 128 is $(0.04) and $0.28 per share for the three month periods ended June 30, 1997 and 1996, respectively and $0.13 and $0.36 per share for the six month periods ended June 30, 1997 and 1996, respectively.

3.    INVENTORIES (in thousands):

                                               June 30,    December 31,
                                                 1997          1996
                                              ----------   ------------
                                              (unaudited)
         Raw materials and subassemblies        $3,099        $3,747
         Work in process                         2,729         1,637
         Finished goods                            565           464
                                                ------        ------
           Total                                $6,393        $5,848
                                                ======        ======

4.       LITIGATION

See Part II - Other Information, Item 1 - Legal Proceedings for a discussion of new proceedings and new developments on previously disclosed proceedings.


5.       REPORTING COMPREHENSIVE INCOME

In July, 1997 the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") was issued and is effective for fiscal years ending after December 15, 1997. Adoption is not expected to have a material effect on the Company's financial statements.



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

The Company's future growth and profitability cannot be predicted with certainty and will be influenced by a variety of factors. These factors include the extent to which laser vision correction is accepted in the United States and key international markets targeted by the Company, the degree to which Pillar Point Partners is successful in generating royalty income from patent rights and defending against legal challenges relating to its structure and operation, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement, developments with respect to other litigation to which the Company is a party or in which it may become involved, competition from lasers that have not received FDA PMA for United States commercial sales and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

RESULTS OF OPERATIONS

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                          -----------------------------     ----------------------------
REVENUE                                    1997        1996      Change      1997        1996     Change
-------                                   ------      ------     ------     ------      ------    ------
System sales ........................      8,176      15,422      (47%)     18,273      24,901      (27%)
     Percent of revenue .............       52.4%       78.9%                 58.3%       80.0%
Royalties, service & other revenues .      7,419       4,131       80%      13,065       6,208      110%
     Percent of revenue .............       47.6%       21.1%                 41.7%       20.0%
Total ...............................     15,595      19,553      (20%)     31,338      31,109        1%

For the second quarter and first half of 1997, increased system sales in international markets were more than offset by declines in the U.S. market. Unit shipments of systems in the U.S. in the second quarter of 1997 were significantly below the level reached in the prior year. In addition, for both the second quarter and first half of 1997 average prices in the U.S. were lower primarily as the result of trade-in discounts the Company offered to owners of Summit and unapproved lasers.

Royalties, service and other revenues increased due to growth in royalty revenue.

                                  Three Months Ended June 30,          Six Months Ended June 30,
                                 ------------------------------       ----------------------------
COSTS & EXPENSES                 1997         1996       Change        1997        1996     Change
                                 -----        -----      ------       ------      ------    ------
Cost of revenues .........       4,558        8,470       (46%)       11,022      14,242     (23%)
     Percent of revenue ..        29.2%        43.3%                    35.2%       45.8%
Marketing, gen'l and admin       5,872        5,079        16%        11,187       8,642      29%
     Percent of revenue ..        37.6%        26.0%                    35.7%       27.8%
R&D and regulatory .......       2,594        2,099        24%         4,706       3,959      19%
     Percent of revenue ..        16.7%        10.7%                    15.0%       12.7%

Gross profit margins were higher as the result of increased royalty revenue, which has no associated cost of revenue. Reductions in units produced and reductions in manufacturing costs resulted in the gross margin on system sales remaining comparable with the prior year. Marketing, general and administrative expenses increased mainly as the result of higher patent related legal expenses. Research & development costs increased 42% in the first half of 1997 over the comparable period of 1996 as the result of higher spending to develop new products and technologies. Regulatory costs declined 11% over the comparable periods due to improved efficiency.

Interest and other income increased due to higher interest income generated on additional cash provided by operations during 1996. In June, 1997 the Company settled all outstanding U.S. and international patent disputes between itself and Summit Technology, Inc. ("Summit"). The settlement required an exchange of payments resulting in a net payment of $4,500,000 to Summit which was recorded as litigation settlement expense.

The provision for income taxes covers alternative minimum taxes due under Federal statutes and state taxes at regular rates, net of credits anticipated.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                             June 30,     December 31,
                                                               1997          1996
                                                              --------    ------------
     Cash, cash equivalents and short-term investments....    $84,579       $88,990
     Working capital......................................     94,672        92,878

To continue to promote placement of systems and increase procedure royalty revenue, longer payment terms (such as three or six months) were extended on a significant number of the systems shipped in the fourth quarter of 1996 and the first quarter of 1997. As a result, during the first quarter of 1997 accounts receivable increased and cash declined. In the second quarter of 1997 accounts receivable held fairly steady and cash was unchanged despite a $4,500,000 net payment to Summit related to settlement of litigation. The balance in accounts receivable is expected to decline somewhat as payment for shipments with extended terms are received in the second half of 1997.

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



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

VISX is a party to a number of patent-related legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit or restrict VISX from manufacturing, marketing or selling its products in certain countries, limit VISX's ability to collect equipment and use royalties in certain markets and have a material, adverse effect on VISX's business, financial position and results of operations. VISX is also a party to various other legal proceedings. For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1996 and report on Form 10-Q for the quarter ended March 31, 1997. During the quarter ended June 30, 1997, there were no material developments with respect to such previously existing proceedings, except as follows.

PATENT PROCEEDINGS AND LITIGATION

     LICENSE AND SETTLEMENT AGREEMENTS

On March 28, 1997 and May 27, 1997, VISX entered into patent license agreements for the use of certain VISX patents for laser vision correction outside of the United States with Autonomous Technologies Corporation ("Autonomous") and LaserSight Incorporated ("LaserSight"), respectively. Patent lawsuits initiated by VISX against Autonomous in the United Kingdom and by Autonomous against VISX in Canada were dismissed as a result of the license agreement. A patent lawsuit initiated by VISX against LaserSight in Canada was discontinued in connection with the license agreement. In return for the licenses, Autonomous and LaserSight each agreed to pay royalties to VISX on the sales of their systems worldwide, excluding the United States.

On June 17, 1997 VISX and Summit Technology, Inc. ("Summit") settled all outstanding U.S. and international patent disputes between them, including the infringement litigation in Delaware related to Summit's Azema patent and in Canada related to VISX's L'Esperance patents. Under the settlement, VISX and Summit released each other and their customers from claims of past infringement and cross-licensed each other's foreign patents in the field of laser ablation of corneal tissue. In addition, as part of the agreement, an exclusive license to the relevant U.S. Azema patents was contributed to Pillar Point Partners ("Pillar Point"). The settlement required an exchange of payments resulting in a net payment of $4.5 million to Summit. Excluded from the settlement was the lawsuit brought by VISX Partner, Inc. against Summit in Massachusetts in connection with partnership matters.

As additional consideration for the settlement described above, Summit agreed to drop its oppositions to VISX's patents in Europe and VISX agreed to dismiss its patent infringement lawsuit against Summit in Canada.

     NEW MATTERS

John Taboada v. Stephen L. Trokel, VISX, et al. In July 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Inc., Summit Partner, Inc., and Pillar Point Partners. In the first two counts of the complaint, Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. Patent No. 5,108,388 ("the '388 patent") which names Dr. Trokel as the inventor. The '388 patent has been assigned to VISX and is licensed to Pillar Point Partners. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under the '388 patent, charges defendants with infringement of the '388 patent, and seeks monetary damages and injunctive relief. VISX and the other defendants believe that Taboada's complaint is without merit and intend to vigorously defend it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)   The Company held its Annual Meeting of Stockholders on May 16, 1997.

b) The meeting involved the election of the entire Board of five directors. The directors elected, and the tabulation of votes as to each of them, were as follows:

              NAME                        FOR                     AGAINST
              ----                        ---                     -------
       Elizabeth H. Davila             13,061,949                 31,248
       Glendon E. French               13,061,549                 31,648
       John W. Galiardo                13,063,949                 29,248
       Mark B. Logan                   13,061,749                 31,448
       Richard B. Sayford              13,062,949                 30,248

     There were no abstentions or non-votes for any of the director nominees.

c) The meeting also involved a vote with respect to ratification of the appointment of Arthur Andersen LLP as auditors of the Company for 1997, and votes on such proposal were cast as follows:

          FOR               AGAINST          ABSTAIN            NON-VOTES
          ---               -------          -------            ---------
       13,071,134           10,422           11,641                -0-


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits.

         Ex. 27  Financial Data Schedule

b)       Reports on Form 8-K.

         Since March 31, 1997, the Company has filed the following Report on Form 8-K:

         On July 1, 1997, a Form 8-K was filed regarding the settlement agreement entered into on June 17, 1997 by and between Summit Technology, Inc. and VISX, Incorporated. See "Legal Proceedings - Patent Proceedings and Litigation."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VISX, Incorporated
                                                 (Registrant)





August 7, 1997                          /s/ MARK B. LOGAN
----------------------                  ----------------------------------
(Date)                                  Mark B. Logan
                                        Chairman of the Board and
                                        Chief Executive Officer





August 7, 1997                          /s/ TIMOTHY R. MAIER
----------------------                  ----------------------------------
(Date)                                  Timothy R. Maier
                                        Vice President and
                                        Chief Financial Officer (principal
                                        financial and accounting officer)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER         EXHIBITS
------         --------
 27.0          Financial Data Schedule
