Form 10-Q
period 1997-09-30
VISX INC
filed 1997-11-12
CIK 837991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             -----------------------

                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM       TO
                                                      -------  -------

                         Commission File Number 1-10694

                        ---------------------------------

                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)
                        ---------------------------------


                DELAWARE                                    06-1161793
     -------------------------------                       -------------
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

            Total number of shares of common stock outstanding as of October 31, 1997: 15,445,607.
      ----------

                               VISX, INCORPORATED
                                TABLE OF CONTENTS



                                                                                                            PAGE
PART I.               FINANCIAL INFORMATION

             ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                      Condensed Consolidated Interim Balance Sheets as
                      of September 30, 1997 and December 31, 1996                                             3

                      Condensed Consolidated Interim Statements of Operations for the
                      Three Months Ended September 30, 1997 and 1996 and for the Nine
                      Months Ended September 30, 1997 and 1996                                                4

                      Condensed Consolidated Interim Statements of Cash Flows for the
                      Nine Months Ended September 30, 1997 and 1996                                           5


                      Notes to Condensed Consolidated Interim Financial Statements                            6

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                      Overview                                                                                7

                      Results of Operations                                                                   8

                      Liquidity and Capital Resources                                                         9

PART II               OTHER INFORMATION

             ITEM 1.  Legal Proceedings                                                                       9

             ITEM 6.  Exhibits and Reports on Form 8-K                                                       10

SIGNATURES                                                                                                   11

PART I. FINANCIAL INFORMATION

   ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                     ASSETS
                                                                       September 30,  December 31,
                                                                            1997          1996
                                                                         ---------     ---------
                                                                         (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                           $  34,206     $  24,909
     Short-term investments                                                 60,675        64,081
     Accounts receivable, net of allowance for doubtful
      accounts of $588 and $600, respectively                               18,317        17,904
     Inventories                                                             5,120         5,848
     Prepaid expenses                                                          961           553
                                                                         ---------     ---------
         Total current assets                                              119,279       113,295

PROPERTY AND EQUIPMENT, NET                                                  4,122         3,621
OTHER ASSETS                                                                 2,567         2,773
                                                                         ---------     ---------
                                                                         $ 125,968     $ 119,689
                                                                         =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $   4,232     $   2,385
     Accrued liabilities                                                    17,431        18,032
                                                                         ---------     ---------
         Total current liabilities                                          21,663        20,417
                                                                         ---------     ---------

STOCKHOLDERS' EQUITY:
     Common stock - $.01 par value, 90,000,000 shares authorized;
          15,481,713 and 15,424,734 shares issued                              155           154
     Additional paid-in capital                                            132,922       133,836
     Treasury stock, at cost - 85,135 and 20,000 shares, respectively       (1,622)         (462)
     Accumulated deficit                                                   (27,181)      (34,260)
     Unrealized holding gain (loss) on available-for-sale securities            31             4
                                                                         ---------     ---------
         Total stockholders' equity                                        104,305        99,272
                                                                         ---------     ---------
                                                                         $ 125,968     $ 119,689
                                                                         =========     =========



The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                Three months ended        Nine months ended
                                                    September 30,           September 30,
                                               --------------------    ---------------------
                                                 1997        1996        1997         1996
                                               --------    --------    --------     --------
                                                   (unaudited)             (unaudited)
REVENUES:
     System sales                              $  9,213    $ 14,484    $ 27,486     $ 39,385
     Royalties, service and other revenues        8,754       5,183      21,819       11,391
                                               --------    --------    --------     --------
        Total revenues                           17,967      19,667      49,305       50,776
                                               --------    --------    --------     --------

COSTS AND EXPENSES:
     Cost of revenues                             5,111       7,662      16,133       21,904
     Marketing, general and administrative        5,621       4,227      16,808       12,869
     Research, development and regulatory         2,716       2,845       7,422        6,804
                                               --------    --------    --------     --------
        Total costs and expenses                 13,448      14,734      40,363       41,577
                                               --------    --------    --------     --------

Income from operations                            4,519       4,933       8,942        9,199

Interest and other income                         1,226       1,146       3,603        3,106
Litigation settlement                              --          --        (4,500)        --
                                               --------    --------    --------     --------

Income before provision for taxes on income       5,745       6,079       8,045       12,305
Provision for taxes on income                       690         466         966          862
                                               --------    --------    --------     --------
Net income                                     $  5,055    $  5,613    $  7,079     $ 11,443
                                               ========    ========    ========     ========
Net income per share                           $   0.32    $   0.35    $   0.45     $   0.72
                                               ========    ========    ========     ========

Weighted average number of shares and
  equivalents outstanding
                                                 15,753      15,840      15,814       15,988
                                               ========    ========    ========     ========




The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  Nine months ended
                                                                                    September 30,
                                                                                --------     --------
                                                                                  1997         1996
                                                                                --------     --------
                                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $  7,079     $ 11,443
     Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                                            1,389          618
          Increase (decrease) in cash flows from changes in operating assets and liabilities:
              Accounts receivable                                                   (413)      (8,721)
              Inventories                                                            728          124
              Prepaid expenses                                                      (408)        (392)
              Other assets                                                          (228)      (2,170)
              Accounts payable                                                     1,847          808
              Accrued liabilities                                                   (601)       7,558
                                                                                --------     --------
          Net cash provided by operating activities                                9,393        9,268
                                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (1,456)      (2,118)
     Purchase of short-term investments                                          (52,063)     (37,698)
     Proceeds from maturities of short-term investments                           55,496       21,191
                                                                                --------     --------
          Net cash provided by (used in) investing activities                      1,977      (18,625)
                                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                      903        2,931
     Repurchases of common stock, net of shares used for option exercises         (2,976)      (1,229)
                                                                                --------     --------
          Net cash provided by (used in) financing activities                     (2,073)       1,702
                                                                                --------     --------

Net increase (decrease) in cash and cash equivalents                               9,297       (7,655)
Cash and cash equivalents, beginning of period                                    24,909       32,332
                                                                                --------     --------
Cash and cash equivalents, end of period                                        $ 34,206     $ 24,677
                                                                                ========     ========



The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

Basic net income per share calculated in accordance with FASB Statement No. 128 "Earnings Per Share" is $0.33 and $0.37 per share for the three month periods ended September 30, 1997 and 1996, respectively and $0.46 and $0.75 per share for the nine month periods ended September 30, 1997 and 1996, respectively. Diluted net income per share calculated in accordance with FASB Statement No. 128 is not materially different from net income per share as reported in the accompanying financial statements.


3.          INVENTORIES (in thousands):


                                           September 30,         December 31,
                                               1997                  1996
                                          -------------         ------------
                                           (unaudited)
   Raw materials and subassemblies               $2,811               $3,747
   Work in process ...............                1,756                1,637
   Finished goods ................                  553                  464
                                          -------------         ------------
     Total .......................               $5,120               $5,848
                                          =============         ============

4.          LITIGATION

See Part II - Other Information, Item 1 - Legal Proceedings for a discussion of new proceedings and new developments on previously disclosed proceedings.


5.          REPORTING COMPREHENSIVE INCOME

In July 1997, the Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") was issued and is effective for fiscal years ending after December 15, 1997. Adoption is not expected to have a material effect on the Company's financial statements.



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

The Company's future growth and profitability cannot be predicted with certainty and will be influenced by a variety of factors. These factors include the extent to which laser vision correction is accepted in the United States and key international markets targeted by the Company, the degree to which Pillar Point Partners is successful in generating royalty income from patent rights and defending against legal challenges relating to its structure and operation, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement, developments with respect to other litigation to which the Company is a party or in which it may become involved, competition from lasers that have not received FDA PMA for United States commercial sales and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. Any of these factors, either alone or in combination, could materially adversely affect the Company's business, financial condition and results of operations and could cause the Company's results of operations to differ materially from those contemplated in the Company's forward-looking statements.

In particular, adverse determinations in the Company's pending legal proceedings described in Part II Item 1 of this report and in the Company's report on Form 10-K for the year ended December 31, 1996 could have a material adverse effect on the Company's business, financial condition and results of operations. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

RESULTS OF OPERATIONS

                                             Three Months Ended Sept 30,             Nine Months Ended Sept 30,
                                          -------------------------------        --------------------------------
REVENUE                                    1997        1996        Change         1997          1996       Change
                                          -------    -------      -------        -------      -------      -------
System sales ......................       9,213       14,484          (36)%      27,486       39,385         (30)%
      Percent of revenue ..........        51.3%        73.6%                      55.7%        77.6%
Royalties, service & other revenues       8,754        5,183           69%       21,819       11,391          92%
      Percent of revenue ..........        48.7%        26.4%                      44.3%        22.4%
Total .............................      17,967       19,667           (9)%      49,305       50,776          (3)%


For the third quarter and first nine months of 1997, increased system sales in international markets were more than offset by declines in the U.S. market versus the comparable periods of 1996. Unit shipments of systems in the U.S. in the second and third quarters of 1997 were significantly below the levels reached in the comparable periods of the prior year. In addition, average prices in the U.S. during 1997 have been lower than in 1996 primarily as the result of trade-in discounts the Company has offered to owners of Summit and unapproved lasers.

Royalties, service and other revenues increased due to growth in royalty revenue.

                                   Three Months Ended Sept 30,              Nine Months Ended Sept 30,
                                --------------------------------         --------------------------------
COSTS & EXPENSES                  1997          1996      Change           1997         1996       Change
                                -------       -------    -------         -------      -------     -------
Cost of revenues .........        5,111         7,662        (33)%        16,133       21,904         (26)%
      Percent of revenue .         28.4%         39.0%                      32.7%        43.1%
Marketing, gen'l and admin        5,621         4,227         33%         16,808       12,869          31%
      Percent of revenue .         31.3%         21.5%                      34.1%        25.3%
R&D and regulatory .......        2,716         2,845         (5)%         7,422        6,804           9%
      Percent of revenue .         15.1%         14.5%                      15.1%        13.4%


Gross profit margins were higher as the result of increased royalty revenue, which has no associated cost of revenue. Reductions in units produced and lower costs of sales resulted in the gross margin on system sales remaining comparable with the corresponding periods of the prior year. Marketing, general and administrative expenses increased mainly as the result of higher patent related legal expenses plus a rise in marketing expenses in the third quarter. Research, development and regulatory costs increased for the nine month period of 1997 over the comparable period of 1996 due to increased research and development expenses associated with the development of new products and technologies, which were partially offset by decreased regulatory expenses during the 1997 period. For the three month period ended September 30, 1997 research, development and regulatory costs decreased from the comparable period of the prior year due to a decline in charges related to incentive compensation.

Interest and other income increased due to higher interest income generated on additional cash provided by operations. In June, 1997 the Company settled all outstanding U.S. and international patent disputes between itself and Summit Technology, Inc. ("Summit"). The settlement required an exchange of payments resulting in a net payment of $4,500,000 to Summit which was recorded as litigation settlement expense.

The provision for income taxes covers alternative minimum taxes due under Federal statutes and state taxes at regular rates, net of credits anticipated.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                             September 30,         December 31,
                                                                 1997                  1996
                                                             -------------         ------------
Cash, cash equivalents and short-term investments........       $94,881               $88,990
Working capital .........................................        97,616                92,878


Payments came due in the third quarter on a significant number of systems sold in prior periods with extended payment terms, resulting in a $6,300,000 decline in accounts receivable during the quarter. Combined with net income and a reduction in inventory, $12,900,000 of cash was generated by operations in the third quarter. Approximately $2,600,000 was used to repurchase the Company's stock, yielding a net increase of $10,300,000 in cash in the third quarter of 1997. The balance in accounts receivable is not expected to decline in this manner in future quarters.

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


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

VISX is a party to a number of patent-related legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit VISX's ability to collect equipment and use royalties in certain markets and have a material, adverse effect on VISX's business, financial position and results of operations. VISX is also a party to various other legal proceedings. For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1996 and reports on Form 10-Q for the quarters ended March 31 and June 30, 1997. During the quarter ended September 30, 1997, there were no material developments with respect to such previously existing proceedings, except as follows:

PATENT PROCEEDINGS AND LITIGATION:  PILLAR POINT PARTNERS

Pillar Point Partners, et al. v. Barnet Dulaney Eye Center, et al. In September 1996, Pillar Point, VISX Partner, Inc. and Summit Partner, Inc. brought suit in the United States District Court for the District of Arizona against David Dulaney, M.D., Ronald Barnet, M.D., and others. The suit alleges infringement of certain Pillar Point patents, and seeks monetary damages and injunctive relief. For a more detailed description of this lawsuit, see the Company's Annual Report on Form 10-K for the year ended Dec. 31, 1996. In August 1997, Pillar Point amended the complaint to add Sun Valley Acquisition Corporation, a wholly-owned subsidiary of Physicians Resource Group, charging inducement to infringe certain patents exclusively licensed to Pillar Point. During the same time frame, in September 1997, the defendants amended their answer to add a series of counterclaims against Pillar Point, VISX, Summit, and several current and former VISX and Summit officers and directors. All of the enumerated counterclaims stem from the same activity alleged to be in violation of antitrust laws, namely the formation of Pillar Point, the charging of a per use royalty, and enforcement of the patents licensed to Pillar Point. VISX and the other plaintiffs believe that the counterclaims are without merit and intend to vigorously defend their respective positions.

Federal Trade Commission. In October 1995, the Company received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point, VISX and Summit or any of their predecessors (alone or in conjunction with others) is engaging or has engaged in any unfair methods of competition, in violation of the Federal Trade Commission Act, relating to certain arrangements concerning patents on devices and procedures, and/or practices relating to the sale or distribution of certain ophthalmic surgical devices. VISX is unable to predict with certainty whether, or when, the FTC might bring any proceeding, or the scope of relief, if any, that may ultimately be ordered in the event that any such proceeding were determined adversely to the Company and/or Pillar Point.

OTHER PROCEEDINGS AND LITIGATION

On November 3, 1997, the trial began in a lawsuit pending in Pennsylvania which alleges that VISX was negligent in conducting its clinical trials for phototherapeutic keratectomy ("PTK"). For a more detailed description of this lawsuit, see the Company's Annual Report on Form 10-K for the year ended Dec. 31, 1996. VISX believes that it has meritorious defenses to this action, and that its resolution will not have a material adverse effect on the Company's business, financial position or results of operations. Nevertheless, there can be no assurance as to the outcome of the suit, and VISX is potentially liable for any amounts awarded above the insurance coverage for compensatory damages, and for any amounts awarded as punitive damages against VISX. Should punitive damages be assessed against VISX, the amount could potentially have a material adverse effect on the Company's business, financial position or results of operations.

In October 1997, VISX settled a lawsuit brought by a former employee in 1995 against VISX and a former officer of VISX. The plaintiff agreed to dismiss the lawsuit with prejudice in return for a payment of an undisclosed amount. The former officer of VISX contributed a portion of the settlement amount. The settlement is included in the Company's financial statements and did not have a material adverse effect on the Company's results of operations and financial condition.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits.

      Ex. 27     Financial Data Schedule

b)    Reports on Form 8-K.

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               VISX, Incorporated
                                            --------------------------------
                                                  (Registrant)





November   7  , 1997                        /s/ MARK B. LOGAN
         -----                              --------------------------------
(Date)                                      Mark B. Logan
                                            Chairman of the Board and
                                            Chief Executive Officer





November   7  , 1997                        /s/ TIMOTHY R. MAIER
         -----                              --------------------------------
(Date)                                      Timothy R. Maier
                                            Vice President and
                                            Chief Financial Officer (principal
                                            financial and accounting officer)

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
------                             -----------

27                       Financial Data Schedule