Form 10-K405
period 1997-12-31
VISX INC
filed 1998-03-30
CIK 837991

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 20, 1998 is approximately $455,200,000. The number of shares of Common Stock outstanding as of March 20, 1998 was 15,209,218.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 1998 are incorporated by reference into
Part III of this report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     VISX, Incorporated ("VISX" or the "Company") is a worldwide leader in the development of proprietary technologies and systems for laser vision correction (sometimes abbreviated as "LVC"). Laser vision correction relies on a computerized laser to treat nearsightedness, astigmatism and farsightedness with the goal of eliminating or reducing reliance on eyeglasses and contact lenses. The VISX Excimer Laser System(TM) (the "VISX System") ablates, or removes, submicron layers of tissue from the surface of the cornea to reshape the eye, thereby improving visual acuity. The vision correction market represents over 157 million people in the United States who experience some form of nearsightedness, astigmatism or farsightedness. Typically, the individual receiving vision correction pays for the treatment, and so the industry is not reliant on reimbursement from governmental or private health care payors. A secondary market for the VISX System is the treatment of corneal pathologies.

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

     NEARSIGHTEDNESS (also known as myopia): images are focused in front of the retina

     ASTIGMATISM: images are not focused at any one point on the retina

     FARSIGHTEDNESS (also known as hyperopia): images are focused behind the retina

Currently, eyeglasses or contact lenses are most often used to correct the vision of people with refractive vision disorders. The VISX System is used to change the shape of the cornea so that images are properly focused on the retina, which in turn reduces or eliminates the need for corrective eyewear.

     In the early 1980s, it was believed impossible to operate directly on the front of the cornea. In 1987, doctors using VISX equipment performed the first procedure for the treatment of nearsightedness in the United States. The U.S. Food and Drug Administration ("FDA") has since approved laser vision correction using the VISX System as safe and effective for the treatment of low to high nearsightedness, with and without astigmatism. In 1997, VISX estimates that approximately 200,000 LVC procedures were performed using the two FDA-approved excimer laser systems. VISX believes that additional procedures were performed in 1997 using unapproved or modified excimer laser systems.

     In March 1996, the FDA approved the use of the VISX System to correct mild to moderate nearsightedness. The approval was supplemented in April 1997 with approval to correct astigmatism, and in January 1998 VISX became the first company ever to receive FDA approval to use a laser to treat higher myopia with or without astigmatism. LVC is medically known as PhotoRefractive Keratectomy or PRK. To perform LVC, the ophthalmologist first measures the correction required by performing the same examination used to prescribe eyeglasses or contact lenses. The doctor programs the "prescription" into the VISX System, and the computer calculates the data needed to make a precise corneal correction. The excimer laser system emits laser pulses to ablate submicron layers of tissue from the front surface of the cornea in a pattern to reshape the cornea. A micron equals 0.001 of a millimeter, and the depth of tissue ablated during the procedure typically is less than the width of a strand of human hair. The average procedure lasts approximately 15 to 40 seconds, and consists of approximately 150 laser pulses, each of which lasts several billionths of a second. The cumulative exposure of the eye to laser light is less than one second. The entire patient visit, including preparation, application of a topical anesthetic and post-operative dressing, generally lasts no more than 30 minutes.

     Individuals who undergo laser vision correction may experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. The ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and alleviate discomfort. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

     Another refractive procedure that can be performed with excimer laser systems is Laser in SItu Keratomileusis ("LASIK"). LASIK is a variation of a non-laser surgical technique (keratomileusis). The doctor uses a type of knife called a microkeratome to open a flap on the cornea. The doctor uses the laser to ablate the exposed surface of the cornea, and then replaces the flap. LASIK has gained in popularity primarily because there is less postoperative discomfort and a more immediate improvement in uncorrected vision. Nevertheless, LASIK has a higher incidence of adverse consequences, often attributable to the microkeratome, and requires a high degree of surgical skill. The Company intends to begin a U.S. clinical trial involving use of the VISX System for LASIK during 1998, and certain groups of physicians using the VISX System have begun their own studies. LASIK is covered by patents owned by VISX, and therefore VISX charges a license fee for LASIK procedures performed in the U.S. See
"-- Reliance on Patents and Proprietary Technology" below.

CORNEAL PATHOLOGIES AND PTK

     The VISX System is also designed to treat certain types of corneal pathologies in an outpatient procedure known as PhotoTherapeutic Keratectomy or PTK. Corneal pathologies include traumatic and congenital defects and diseases of the cornea which result in restricted vision. A number of conditions can cause a clouding or opacification of the cornea, resulting in a loss of visual acuity. Corneal transplant, the typical treatment of these conditions, involves major surgery, is expensive and depends on the availability of a suitable donor cornea as well as on the individual surgeon's skill and experience. Corneal transplants frequently produce irregular corneal surfaces which can compromise the patient's vision, and may result in the transmission of viruses and rejection of the transplanted tissue. The principal goal of PTK is to alleviate the symptoms associated with the corneal pathology. The VISX System accomplishes this by ablating submicron layers of diseased, scarred or sight-inhibiting tissue from the surface of the cornea.

     The Company estimates that VISX Systems have been used worldwide to perform approximately 15,000 PTK procedures. Although PTK is an important medical procedure for people who suffer from corneal pathologies, the market opportunity represented by PTK is significantly smaller than that represented by laser vision correction.

PRODUCTS

     VISX System. The VISX System is a fully integrated medical device incorporating an excimer laser and a computer-driven workstation. It is capable of both wide synchronous beam ablation and slit and spot scanning. The ablations produced by the VISX System are the product of a seven-beam scanning system, in which a series of small spot beams are homogenized as they converge to produce a smooth ablation area.

     Excimer lasers ablate tissue without generating the heat associated with many other types of lasers that use different wavelengths (which can result in unintended thermal damage to surrounding tissue). The excimer laser operates in the ultraviolet spectrum and acts on the surface of the cornea; the light does not penetrate the eye, and so there is no measurable effect in the interior of the eye. The presence of seven beams, instead of one small diameter beam moving at a higher frequency, means that refractive corrections can be completed in a relatively short time. This hybrid of scanning and wide area ablation is unique and proprietary to the VISX System.

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

MARKETING, SALES AND DISTRIBUTION

     United States. VISX's marketing objective is to maximize consumer acceptance of laser vision correction by (a) providing proven laser technology to the eyecare medical community, and (b) giving VISX customers various services and programs designed to increase their operating efficiency and effectiveness. The programs are promoted under the trademark banner Gateway Support(SM) and are grouped into three categories: internal marketing, external marketing, and customer support.

  Internal Marketing

     VISX University(SM) Management Seminars. VISX University(SM) is an educational program designed to teach laser center decision makers how to effectively promote and market their excimer laser practices. Four sessions were held in 1997, and five are planned for 1998. Attendees learn about procedure-building techniques in advertising, marketing, public relations, lead tracking, staff training, and consumer education and recruitment. The VISX University curriculum features a two-day program of small-group, interactive workshops in which "students" can learn about the experiences of successful laser vision correction marketers and can share their own experiences. VISX has arranged for professionals enrolled in VISX University to receive Continuing Medical Education credits, as well as professional organization credit for nurses and allied health professionals in ophthalmology.

     Business Development Managers. VISX employs a team of industry experts as Business Development Managers who evaluate VISX customers at their sites and create a customized plan with follow-up. VISX accounts that participate in this program receive intensive "hands-on" consulting and training to help them grow their procedure volume. The plan developed during the consultation phase identifies specific areas that the customer can modify in order to respond more successfully to consumers interested in having laser vision correction.

  External Marketing

     VISX Ambassadors(TM) Program. The VISX Ambassadors(TM) Program is intended to help U.S. customers increase the number of procedures in their practices, based on the theory that good results will generate good referrals. When a VISX System is purchased, VISX offers the laser facility up to eight free VisionKey cards to be used to treat staff members who may become "ambassadors" for LVC. In addition, VISX provides a complementary card to any U.S. ophthalmologist or optometrist who elects to have his or her vision corrected with the VISX System. This program is intended to generate referrals within the laser facility itself and within each facility's network. Market research indicates that consumers who are thinking of having LVC are strongly influenced by doctors and staff members who have already had the procedure.

     Marketing Communication Materials. Customers who buy a VISX System receive educational materials including brochures, videos, slides, and other tools to help them promote laser vision correction. Non-VISX customers can obtain many of these items through the VISX Customer Response Center or by ordering on the VISX website.

     Procedure Financing Support. Typically, only one in four people in the United States has sufficient disposable income to pay cash for purchases such as laser vision correction. Consumers are accustomed to making monthly payments to purchase goods and services, and laser vision correction is well adapted to that approach. VISX has referred its customers to several financial vendors who specialize in offering and processing loans to consumers through eye care professionals. VISX is not directly involved with these financing programs and does not benefit from the financing (except to the extent it contributes to growth in procedure royalties).

  Customer Support

     Customer Response Center. The VISX Customer Response Center is open 24 hours a day, seven days a week, and is staffed by over 40 VISX employees to respond to calls to the telephone number 800.246.VISX. Telephone requests range from orders for parts and VisionKey cards, to requests for technical support, customer information, and field service. Twenty members of the Customer Response Center are field-based service engineers, strategically located to respond rapidly to customer needs.

     Laser Installation/Training Process. VISX requires new customers to participate in a thorough and rigorous training process to ensure that they know how to safely operate the VISX System and perform laser surgery. After a VISX field service engineer installs the system, the operators are trained on-site to use and maintain the system. Physicians are trained and certified by an independent ophthalmologist that the Company selects and qualifies to serve as a VISX Physician Trainer. VISX does not charge for the initial training of operators or physicians, and receives no revenue from training courses given throughout the U.S. Instead, it is VISX's philosophy that ophthalmologists are uniquely qualified to train ophthalmologists, and VISX authorizes certified Physician Trainers to train other physicians in the proper use of the VISX System. Over 5,000 U.S. ophthalmologists have been trained to use the VISX System.

     VISX Newsletters. VISXPRESS(TM) is a broadcast fax bulletin that communicates the latest news regarding VISX and laser vision correction. The frequency of the publication is determined by the timing of news; the bulletin is used to communicate breaking news immediately to VISX customers. VISXchange(TM) is a semi-annual publication that provides a forum for eyecare professionals and industry leaders to exchange information, share their success stories and communicate the latest in laser vision correction and excimer laser technology. A "typical" edition of VISXchange might include new product information, clinical updates and tips, patient testimonials, VISX customer marketing and sales success stories, and information on new Gateway Support programs and VISX-sponsored events.

     VISX on the Internet. Internet-based marketing is particularly well suited to the demographics of the Company's targeted consumer audience; its interactive capabilities enhance the effectiveness of communications with customers and the professional eyecare community at large. The Company's website at HTTP://WWW.VISX.COM includes the following resources:

     - Information for consumers regarding the benefits of laser vision correction, including multimedia testimonials from patients, and an interactive map providing consumers with the locations of VISX installations;

     - Clinical information resources for the physician community, including downloadable presentations of the most recent VISX clinical results from leading ophthalmologists worldwide; and

     - On-line access to the Customer Response Center, including new products and services news, physician certification course schedules, and registration for practice development programs such as VISX University and the Ambassadors Program.

  International Sales and Marketing Strategy

     VISX's international strategy is to establish and maintain a presence and quality image in selected markets. Japan is expected to be the largest single market opportunity outside the United States. The Company pursues other selected markets primarily through distribution networks. VISX supports international markets by sponsoring speaking engagements and attending selected exhibitions and trade shows. VISX Systems are installed in nearly 45 countries and VISX has contracts with nearly 20 distributors worldwide who are responsible for servicing those systems. Future international sales may be limited or disrupted by the imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, difficulties in managing, staffing and coordinating communications among international operations. In particular, recent weakness in the Asian economy resulted in lower-than-anticipated system sales in certain Asian countries.

MARKET ACCEPTANCE OF LASER VISION CORRECTION

     The Company's profitability and continued growth depend upon broad acceptance of LVC in the United States and key international markets targeted by the Company. Although the Company's results of operations for 1996 and 1997 reflect an initial level of acceptance of the procedure, the Company's future results of operations will be largely dependent on increasing levels of market acceptance, and there can be no assurance that either the ophthalmic community or the general population will accept LVC as an alternative to existing methods of treating refractive vision disorders or that such acceptance will broaden.

     Consumers may be slow to adopt laser vision correction because of the cost of the procedure, concerns relating to its safety and efficacy, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data beyond ten years, the possibility of unknown side effects, the lack of third-party reimbursement for the procedure, and the decision to spend their disposable income in other ways. Any future reported adverse events or other unfavorable publicity involving patient outcomes from use of laser vision correction systems manufactured by any participant in the LVC market could also adversely affect acceptance of the procedure. Another factor that may affect market acceptance is the existence of lasers that have not received FDA approval. Consumers are not likely to be able to distinguish an unapproved system from an FDA-approved system. As a result, poor results from an unapproved laser could adversely affect the entire industry. See " -- Government Regulation; Unapproved Lasers" below.

     Although laser vision correction has a more predictable outcome and precision of results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze during healing (an increase in the light scattering properties of the cornea), glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). It is possible that longer term follow-up data might reveal additional complications. The failure of laser vision correction to achieve broad market acceptance could have a material adverse effect on the Company's business, financial position and results of operations. See "-- Marketing, Sales and Distribution" above.

RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY

     VISX is committed to protecting its proprietary technology. VISX owns over 120 United States and foreign patents, including patents it has licensed to Pillar Point Partners ("Pillar Point"), and has over 60 pending patent applications in the United States and in foreign countries. VISX believes that its patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. Other companies, including Summit Technology, Inc. ("Summit"), own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers.

     Pillar Point Partners. In June 1992, VISX and Summit entered into agreements establishing Pillar Point (collectively, the "Pillar Point Agreement"). This relationship was intended to resolve differences regarding patent issues while leaving VISX and Summit free to compete in the marketplace. Pillar Point's functions are narrowly circumscribed: to hold, enforce and acquire additional patents which it licenses to VISX, Summit and other competitors in return for royalty payments which it distributes to its partners. VISX and Summit each licensed exclusively to Pillar Point their rights under United States patents previously issued to them covering methods and apparatus for performing ultraviolet laser corneal surgery (collectively, the "Pillar Point patents"). The Pillar Point Agreement also provides for certain after-acquired patents to be contributed or offered to Pillar Point. Currently, the last-to-expire of the patents licensed by Pillar Point expires in the year 2015. VISX and Summit pay Pillar Point certain procedure and equipment royalties. This revenue, net of applicable expenses, and any other revenue of Pillar Point is shared between VISX and Summit in accordance with the provisions of the Pillar Point Agreement.

     In order to ensure compliance with the antitrust laws which regulate agreements between competitors, Pillar Point had to provide a means by which future competitors could obtain access to the Pillar Point patents (e.g., through licenses), but it also had to allow for continued vigorous competition between the partners. There are a number of provisions in the Pillar Point Agreement which emphasize that VISX and Summit may act solely to further their own best interests without regard to the interests of the Partnership or the other partner, and that neither partner shall have a fiduciary duty, a duty of loyalty, a duty of fair dealing, a duty of good faith, or a duty of disclosure to the other partner or to Pillar Point.

     Since the FDA first approved the commercialization of the technology, the partnership has been characterized by differences of position and opinion, resulting in several lawsuits. In August 1996, VISX Partner, Inc. ("VISX Partner"), a subsidiary of VISX, sued Summit on behalf of Pillar Point to recover certain equipment royalties which VISX maintains Summit has not paid into the partnership in accordance with the Pillar Point Agreement. In October 1997, in reliance on language in the Pillar Point Agreement, VISX stopped making certain procedure royalty payments to Pillar Point. Specifically, VISX no longer pays royalties to Pillar Point for certain patented procedures performed using the VISX System which have not received Pre-Market Approval from the FDA. VISX sued Pillar Point and Summit Partner, Inc. ("Summit Partner"), a subsidiary of Summit, for a declaratory judgment that the Pillar Point Agreement does not require VISX to pay those royalties to the partnership. Most recently, in February 1998, VISX Partner sued Summit Partner, seeking a dissolution and winding up of Pillar Point. VISX contends that, because it is impractical (if not impossible) for the business to be continued in partnership, dissolution is mandatory under governing partnership law. Indeed, one provision of the Pillar Point Agreement expressly contemplates that the partnership may be dissolved by "any final and non-appealable court order" and, in that event, contains provisions intended to restore the partners to their positions prior to the formation of Pillar Point.

     The litigation between VISX and Summit has exacerbated the relationship between VISX and Summit as partners in Pillar Point and has made the operational functioning of the partnership significantly more difficult. The litigation regarding royalties owed by Summit is scheduled for trial in May 1998, but the resolution of that single matter will not necessarily affect the outcome of the other disputes between the companies. The other two lawsuits are still in the pleading stage, and it is impossible to predict their outcome. With respect to the declaratory relief action about procedure royalties, however, if VISX's interpretation of the Pillar Point Agreement were found to be incorrect, VISX could be obligated to remit to Pillar Point all the royalties it did not pay with respect to such procedures from October 1997 until the time of the judgment. In that instance, the contribution to VISX's earnings until that judgment from non-approved procedures performed on VISX Systems would be reduced to a percentage consistent with that reported in periods prior to October 1997. Moreover, Summit contends that 100% of any such royalties would be payable to Summit, not to Pillar Point. Either result would have a material adverse effect on the Company's financial position and results of operations. See " -- Risks Relating to Pillar Point Partners; Patent Litigation" below.

     Other Licensing Agreements. VISX has licensed the following companies under VISX's patents outside of the United States: Chiron Vision Corporation ("Chiron"), Aesculap-Meditec GmbH ("Meditec"), Herbert Schwind GmbH & Co. KG ("Schwind"), Autonomous Technologies Corporation ("Autonomous"), and LaserSight, Incorporated ("LaserSight"). Under these agreements, VISX is paid royalties for all international sales of Chiron, Meditec, Schwind, Autonomous, and LaserSight equipment. In addition, Summit has taken a fully-paid license to VISX's non-U.S. patents.

     In 1991, International Business Machines Corporation ("IBM") granted VISX nonexclusive rights under United States and foreign IBM patents that include claims that cover ultraviolet laser technology for removal of human tissue. In 1997, IBM advised VISX that it assigned the contract to LaserSight, and VISX is informed that LaserSight has assigned some portion of that contract to Nidek Co., Ltd. ("Nidek"). Under the terms of the agreement, VISX has agreed to pay a royalty on VISX Systems made, used, sold or otherwise transferred by or for VISX in the United States, Canada, Japan, Australia, Brazil and Spain. The Company also has entered into a nonexclusive, worldwide license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, VISX pays a royalty on certain laser components of the VISX System.

     Confidentiality Arrangements. VISX seeks to protect its proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants and other parties. The Company's confidentiality agreements with its employees and consultants generally contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. VISX cannot give any assurance that employees, consultants and others will not breach the proprietary information agreements, that VISX would have adequate remedies for any breach, or that VISX's competitors will not learn of or independently develop the Company's trade secrets.

RISKS RELATING TO PILLAR POINT PARTNERS; PATENT LITIGATION

     Payment of Royalties. Since Pillar Point was created for the single purpose of resolving patent claims, its functions are narrowly circumscribed: to hold, enforce and acquire additional patents which it licenses to VISX, Summit and other competitors in return for royalty payments which it distributes to its partners. VISX is engaged in legal disputes with Summit over the issues of (1) whether royalties are due Pillar Point from Summit on the sale of systems which are now being used to perform LVC but were sold prior to FDA approval for LVC,
(2) the definition of Net Selling Price as it is used in the Pillar Point Agreement, (3) whether procedure royalties are payable to the partnership for procedures which do not have Pre-Market Approval, and (4) whether these disputes and others have so incapacitated the partnership that it should be dissolved. VISX also has information that certain users of licensed Summit systems have discovered a way to "disconnect" their card reading mechanisms, thus effectively allowing them to treat patients without purchasing cards from Summit. In addition, the Company believes that many unapproved systems currently in use in the United States infringe the Pillar Point patents. Pillar Point is currently receiving no payments for procedures done on those modified or unlicensed systems, and Pillar Point has sued several doctors and manufacturers for patent infringement on that basis. See "Legal Proceedings" below.

     Antitrust Considerations. VISX and Summit endeavored to structure the operations of Pillar Point in a manner consistent with antitrust laws. Whether Pillar Point is in compliance with these laws will depend upon the activities of the partners, a determination of what constitutes a relevant market for purposes of such laws, the nature of the patents, the number and relative strength of competitors in the relevant market, and numerous other factors, many of which Pillar Point, VISX and Summit do not know or cannot control. In particular, on March 24, 1998, the Federal Trade Commission ("FTC") filed an administrative complaint charging that VISX and Summit have violated Section 5 of the Federal Trade Commission Act ("FTC Act"). In addition, Pillar Point and its partners are engaged in various lawsuits in which the validity of the partnership itself, and the concept of the procedure royalty, have been challenged. On March 26, 1998, the Company was served with a proposed class action lawsuit charging violations of, inter alia, the California antitrust laws. Those cases are discussed in more detail below. See "Legal Proceedings -- Litigation and Administrative
Proceedings: Pillar Point Partners" below.

     Challenges to Patent Position. The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation, both in the United States and internationally, regarding patents and proprietary rights. Any successful challenge to the Pillar Point patents which VISX owns could have a material adverse effect on the Company's business, financial position and results of operations. The defendants in one lawsuit brought by Pillar Point have petitioned the U.S. Patent and Trademark Office ("PTO") to re-examine two patents owned by VISX and licensed to Pillar Point. The PTO is expected to rule on that request in April 1998. If the PTO were to agree to commence re-examination proceedings against one or both of the patents at issue, VISX believes that its patents would survive the re-examination. Nevertheless there can be no assurance that the patents held by Pillar Point will ultimately be found to be valid or enforceable.

     Similarly, there can be no assurance that the Pillar Point patents or international patents owned by VISX will afford any significant degree of protection or provide VISX with a competitive advantage. There can be no assurance that additional patent infringement claims in the United States or in other countries will not be asserted against VISX, or that VISX would be successful in defending against such claims if they were brought. Furthermore, Pillar Point or VISX may undertake additional infringement actions against others.

     The defense and prosecution of patent proceedings is costly and involves substantial commitments of management time. Adverse determinations in litigation or other patent proceedings to which the Company currently is or may become a party could subject the Company to significant liabilities to third parties and require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device field have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial.

GOVERNMENT REGULATION; UNAPPROVED LASERS

     U.S. Food and Drug Administration. Ophthalmic excimer lasers such as the VISX System are medical devices, and as such are subject to regulation by the FDA under the Food Drug and Cosmetic Act and by similar agencies outside of the United States. Products manufactured or distributed by VISX are subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the FTC. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-market approval of devices, and criminal prosecution.

     VISX manufactures its products in accordance with Good Manufacturing Practices ("GMP") regulations, which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The Company's manufacturing facilities, procedures and practices have undergone and continue to be subject to GMP compliance inspections conducted by the FDA.

     The FDA's new Quality System Regulation ("QSR") went into effect on June 1, 1997. The goal of QSR is to make the existing GMP regulations consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Organization for Standardization (ISO) 9001:1994 "Quality Systems -- Model for Quality Assurance in Design, Development, Production, Installation, and Servicing." During 1997, VISX implemented a quality system to comply with the QSR, and to meet ISO certification requirements. As of February 3, 1998, VISX is fully certified to ISO 9001/EN46001. VISX is also licensed to apply the CE Mark to the VISX System in accordance with the European Medical Device Directives.

     In the two years since the FDA first approved the VISX System for the treatment of nearsightedness, there has also been a proliferation of unapproved devices available to treat all levels of refractive vision disorders. VISX is aware of over 20 reimported Summit excimer laser systems (which were not configured for the United States market when manufactured), and over 20 generic systems, all in active use in the United States. The Company attributes this phenomenon to the restricted scope of the U.S. approvals for Summit and VISX. That is, while the FDA has mandated that both approved manufacturers limit the software in their systems so that doctors may only treat approved indications, there are no such limitations on reimported and generic systems. Such systems are, under applicable FDA regulations, Class III medical devices just as the VISX System is, and as such are subject to the most stringent form of regulation and oversight and cannot be marketed for commercial sale in the United States until the FDA grants pre-market approval for the device. Nevertheless, the FDA's enforcement efforts against unapproved lasers have been limited. Therefore, while

VISX was required to undertake extensive clinical trials in the United States prior to receipt of FDA approval to commence commercial sales, resulting in significant clinical, regulatory and related expenses, the manufacturers and users of unapproved lasers are able to capture revenue from performing laser vision correction without the expenses associated with extensive clinical trials.

     The FDA has declared such laser systems to be illegal, has issued several warning letters, and in 1997 brought an injunction against one manufacturer of an unapproved laser system and seized all of that manufacturer's inventory. Also in 1997, VISX took steps to convince doctors using unapproved lasers to convert to the VISX System. VISX was able to trade out eight unapproved systems using this strategy. Approvals for use of the VISX System to treat astigmatism and higher levels of myopia were also instrumental in convincing doctors to switch to FDA-approved technology. Nevertheless, the unchecked use of unapproved excimer laser systems in the United States could adversely affect VISX's royalty income through Pillar Point to the extent that users of such lasers do not pay procedure royalties to Pillar Point. Furthermore, the fact that users of unapproved lasers are not limited to performing FDA-approved laser vision correction procedures could adversely affect the Company's competitive position, as well as the competitive position of ophthalmologists using VISX Systems. Accordingly, the unregulated use of unapproved excimer lasers in the United States could have a material adverse effect on the Company's business, financial position and results of operations.

     Other Government Regulation. VISX is regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. In addition, VISX is subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement, and VISX's facilities have been inspected by, and are subject to ongoing, periodic inspections by, California regulatory authorities. Sales, manufacturing and further development of the VISX System also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. The impact of such regulations cannot be predicted.

     International. Many countries outside the United States do not impose safety and efficacy testing or regulatory approval requirements for medical laser systems. International regulatory requirements vary by country, however, and failure to receive approval in, or meet the requirements of, any country would prevent the Company from selling its products in that country.

     In Europe, the member countries of the European Union have promulgated rules which require that medical products receive by mid-1998 the certifications necessary to affix the CE Mark to the device. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO standards for quality assurance and manufacturing processes is one of the CE Mark requirements. On February 3, 1998, VISX was certified to ISO 9001/EN46001, and is licensed to apply the CE Mark to the VISX System.

     In Japan, sales of VISX Systems are limited until such time as the Company receives regulatory approval. VISX is actively pursuing approval to market the VISX System in Japan. The Japanese Ministry of Health and Welfare has reviewed VISX's application for PTK approval and recommended it for approval. VISX anticipates that it could receive approval for PTK in Japan in April 1998, although there can be no assurance that such an approval is forthcoming. VISX's application for approval of PRK (low to high myopia) was submitted to the Ministry in October 1997 and is under review. VISX expects to submit an application for approval of PRK with astigmatism (called "PAK" in Japan) in the second quarter of 1998. VISX does not anticipate receiving PRK or PAK approval, in Japan during 1998.

MANUFACTURING, COMPONENTS AND RAW MATERIALS

     The manufacture of VISX Systems is a complex operation involving numerous procedures, and the completed system must pass a series of quality control and reliability tests before shipment. VISX purchases from various independent suppliers many components that are either standard or built to the Company's proprietary specifications, and assembles them at its California facility. VISX also contracts with third parties for the manufacture or assembly of certain components. Several of these components are currently provided by a single vendor. If any of these suppliers were to cease providing components to the Company, the Company would be required to locate and contract with a substitute supplier, and there can be no assurances that a substitute supplier could be located and qualified in a timely manner or could provide required components on commercially reasonable terms. A failure to increase production volumes in a cost-effective or timely manner, or an interruption in the manufacturing of VISX Systems, could have a material adverse effect on the Company's business, financial position and results of operations.

YEAR 2000 COMPLIANCE

     Certain currently installed computer systems and software programs were written to accept only two digit entries in the date fields rather than four digit entries. In particular, the computers incorporated into the VISX System accept only two digit entries. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in the next two years, computer systems and/or software used by many companies, including software systems that are installed in and control the operation of the Company's products, may need to be upgraded to comply with such "Year 2000" requirements. The Company is in the process of developing plans to address the potential exposures related to the impact on its computer systems for the Year 2000 and beyond. In 1998, the Company plans to assess key financial, informational and operational systems to determine if they are Year 2000 compliant. If necessary, the Company will develop detailed plans and timelines for implementation and testing of modifications and corrections to the computer systems as required by December 31, 1999. At this stage in the assessment process, VISX does not believe that the Year 2000 issue will pose significant operational problems for its business or products. There can be no assurance, however, that operating problems or expenses related to Year 2000 will not arise with the Company's computer systems and software or in their interface with the computer systems and software of the Company's vendors. The financial impact of making the required systems changes cannot be known precisely at this time, but is not expected to be material to the Company's business, financial position and results of operations.

COMPETITION

     The medical device and ophthalmic laser industries are subject to intense competition and technological change. Laser vision correction for treatment of refractive disorders competes with eyeglasses, contact lenses and RK, as well as with other technologies and surgical techniques currently under development, such as corneal implants and surgery using different types of lasers. RK is a surgical procedure in which the ophthalmologist uses a scalpel to make a series of incisions in the cornea with the goal of reshaping the cornea to correct the patient's vision. RK is highly dependent on the surgical skill of the ophthalmologist performing the procedure, and the incisions into the corneal tissue weaken the cornea which can have adverse consequences as patients age. Furthermore, RK has never undergone a controlled clinical study under an FDA-approved protocol. Industry sources estimate that in the past few years between 200,000 and 300,000 RK procedures were performed annually in the United States. VISX believes, based on currently available follow-up data and market trends in countries where laser vision correction is commercially available, that people will prefer LVC to RK because LVC involves reduced surgical risk, does not weaken the corneal tissue, is less invasive and is less dependent on the ophthalmologist's skill. There can be no assurance, however, that these market trends will be repeated in the United States market.

     Use of the VISX System for PTK to treat corneal pathologies competes with corneal transplants, surgery and drug treatments. The VISX System also competes with products marketed or under development by other laser and medical equipment manufacturers, many of which may have greater financial and other resources than the Company. Other competitors may enter the excimer laser equipment manufacturing business or acquire existing companies, and such competitors may be able to offer their products at a lower cost or may develop procedures that involve a lower per procedure cost. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by the Company, which therapies could be more medically effective and less expensive than LVC, and could potentially render LVC obsolete. Any such developments could have a material adverse effect on the business, financial position and results of operations of the Company.

     In the United States, VISX believes that it and Summit are the leading manufacturers of excimer laser systems. The Company's principal international competitors are Chiron, Meditec, Schwind, and Nidek. VISX has licensed certain of its patents to Chiron, Meditec, Schwind, Autonomous, and LaserSight, each of which is obligated to pay VISX royalties when it sells a system. In addition, Summit has taken a fully-paid license to VISX's non-U.S. patents. Nidek has not taken a license, and VISX has sued Nidek and its users for patent infringement in Canada, the United Kingdom, and France. See "Legal Proceedings -- Patent
Litigation: Nidek," below.

     The existence of unapproved laser systems also poses a threat to VISX's future. Such laser systems have not been determined to be safe or effective by the FDA, and they are entirely unregulated. The users are not limited either to the amount of refractive correction they can perform, or to the scope of advertising they can use to encourage consumers to have the procedure. As a consequence, doctors in the United States who purchase an approved system are put at a significant commercial disadvantage. Moreover, the users of the unapproved systems are not licensed under the Pillar Point patents, and Pillar Point continues to spend significant amounts of money in litigation with the makers and users of the unapproved equipment. VISX, as the owner of the patents-in-suit in all of the pending litigation, is spending significant additional amounts in legal fees to safeguard its patent rights. VISX's business, financial position, and results of operations are potentially materially affected by all of these factors: loss of sales to unapproved lasers, loss of royalty income through Pillar Point, and potential damage to the industry at this early stage, posed by the proliferation of unapproved Class III devices. These factors, either individually or in the aggregate, could have a material adverse effect on VISX's business, financial position and results of operations.

RESEARCH AND DEVELOPMENT AND REGULATORY

     The Company's research efforts have been the primary source of the Company's products. The Company intends to maintain its strong commitment to research as an essential component of its product development effort. Toward this end, the Company incurred research and development expenses, including clinical trial expenses, of $10.3 million, $8.7 million, and $8.9 million during the years ended December 31, 1997, 1996, and 1995, respectively. Licensed technology developed by outside parties is an additional source of potential products. The Company expects to continue spending significant amounts in research and development for the foreseeable future.

PRODUCT LIABILITY AND INSURANCE

     Inherent in the testing and use of human health care devices is the potentially significant risk of physical injury to patients. Physical injury could result in product liability or other claims based upon injuries or alleged injuries associated with a defect in the product's performance, which may not become evident for a number of years. Claims for such injury, even if the Company successfully defends them, could injure the Company's reputation. The VISX System includes high-voltage power supplies, cryogenic subsystems, high-pressure gases, toxic gases, and other potentially hazardous factors. An accident could result in liability for VISX for any damages that result, and any such liability could exceed the resources of the Company. While VISX has taken, and intends to continue to take, what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that the Company will avoid liability. VISX believes that it possesses product liability, general liability and certain other types of insurance customarily obtained by business organizations of its type, including insurance against product liability risks associated with the testing, manufacturing, and marketing of its products. However, a product liability or other claim in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial position and results of operations. Additionally, VISX has agreed to indemnify certain medical institutions where research was sponsored by the Company, certain medical institutions participating in the Company's clinical studies, and certain consultants who train Physician Trainers on behalf of VISX. The Company is currently a defendant in two lawsuits relating to its products. See "Legal Proceedings -- Other Litigation."

EMPLOYEES

     As of December 31, 1997, VISX had 164 full-time employees, 22 temporary employees and seven consultants. Of the full-time employees, 77 are employed in manufacturing and service, 41 in research and development and regulatory, and 46 in general administrative and marketing and sales positions. None of the Company's employees is covered by a collective bargaining agreement. VISX believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     VISX's operations are currently located in a 108,844 square foot leased facility in Santa Clara, California. The lease for the facility expires in May 2003 with an option to extend the term an additional five years. The Company believes its facilities are sufficient to meet its current and reasonably anticipated future requirements. VISX subleases 33,579 square feet of the facility to another company; the sublease continues through February 28, 1999 and contains an option to extend the lease until July 31, 1999. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION AND ADMINISTRATIVE PROCEEDINGS: PILLAR POINT PARTNERS

  Overview

     The patents owned by VISX and licensed to Pillar Point are widely contested. Generally, the patent litigation in which Pillar Point is involved concerns patent infringement issues relating to whether patents licensed to Pillar Point are valid and/or are infringed by the activities of the other parties to such actions. In addition, the structure and operation of Pillar Point has been alleged by certain of such other parties to be in violation of federal and certain state antitrust laws. In all cases, litigation involving Pillar Point also involves VISX or its subsidiary, VISX Partner. Adverse determinations in any of such proceedings with respect to the patents licensed to Pillar Point or with respect to whether the structure and operation of Pillar Point is in violation of antitrust laws could have a material adverse effect on VISX's business, financial position and results of operations, and could lead to adverse determinations in one or more of the other pending proceedings.

  Antitrust Proceedings and Litigation

     In October 1995, Pillar Point received notice that the FTC initiated an investigation to determine whether Pillar Point, VISX and Summit or any of their predecessors (alone or in conjunction with others) is engaging or has engaged in any unfair methods of competition in violation of the FTC Act. On March 24, 1998 the FTC filed an administrative complaint challenging the existence of Pillar Point and challenging the enforceability of certain patents owned by VISX to which Pillar Point holds the exclusive licensing rights. The complaint seeks to dissolve Pillar Point, and charges that VISX and Summit have fixed prices. The issuance of a complaint is not a finding or ruling that any law has been violated. VISX believes that the FTC's claims are unfounded. In the VISX Partner, Inc. v. Summit Partner, Inc. litigation, VISX is seeking relief which would be consistent with certain of the relief requested by the FTC, but the basis for such requested relief is different. To the extent that the FTC contends that VISX engaged in a price-fixing scheme or that VISX's patents were obtained through fraudulent means, VISX intends to vigorously defend the allegations. Nevertheless, VISX is unable to predict the scope of relief, if any, that may ultimately be ordered if the administrative proceeding were to be determined adversely to VISX and/or Pillar Point. Any finding that VISX engaged in conduct violative of the antitrust laws or a finding that one or more of VISX's patents is unenforceable could have a material adverse effect on the Company's business, financial position and results of operations.

     On March 26, 1998, VISX was served with a purported class action lawsuit alleging violations of, inter alia, the California antitrust laws. The complaint appears to draw heavily from the FTC complaint. The Company has not had time to assess the claims, but to the extent that the complaint mirrors the FTC action, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously. The Company is unable to predict the outcome of the lawsuit at this very early stage.

  Patent Litigation

     Pillar Point has brought patent-related lawsuits against physicians in Colorado (Dishler) and Arizona (Barnet and Dulaney), a manufacturer in Florida (J. T. Lin and Photon Data, Inc.), and a consultant based in Washington, D.C. (Appler). The latter two cases are expected to settle in the near future. Pillar Point has itself been sued in two jurisdictions (Delaware and Texas) on matters related to its patents (Autonomous and Taboada). Pillar Point is also subject to antitrust counterclaims in several of the suits listed above, and in three lawsuits primarily relating to antitrust matters (Burlingame, Shepherd, and Garabet).

     Pillar Point Partners, et al. v. Barnet Dulaney Eye Center, et al. In September 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Arizona against David Dulaney, M.D., Ronald Barnet, M.D., and others. Plaintiffs later amended the complaint to add Sun Valley Acquisition Corporation, a wholly-owned subsidiary of Physicians Resource Group. The suit alleges infringement of and inducement to infringe certain Pillar Point patents, and seeks monetary damages and injunctive relief. The defendants filed an answer and counterclaim which denies infringement and requests a declaratory judgment that the patents in suit are invalid and unenforceable, alleging, among other things, patent misuse. The defendants have also moved the Court to strike the complaint and award defendants their costs in defending the lawsuit. In addition, in September 1997, the defendants added a series of counterclaims against Pillar Point, VISX, Summit, and several current and former VISX and Summit officers and directors, including claims for alleged violations of antitrust laws and the Lanham Act. The counterclaims all stem from the same activity, namely the formation of Pillar Point, the charging of a per use royalty, and enforcement of the Pillar Point patents.

     Pillar Point Partners, et al. v. Jon Dishler, et al. In October 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Colorado against Jon G. Dishler, M.D. and several entities owned or controlled by him. Plaintiffs filed an amended complaint naming Telco -- The Excimer Laser Company PTY, Ltd., Lions Eye Institute, and Paul van Saarloos, as additional defendants. The suit alleges infringement of certain Pillar Point patents, and seeks monetary damages and injunctive relief. The defendants have filed an answer and counterclaims denying infringement, seeking a declaratory judgment that the patents in suit are invalid and unenforceable, and asserting alleged violations of the antitrust laws.

     Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd.
v. Pillar Point Partners, et al.; Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a The Laser Eye Center, v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. In November 1997, corporations controlled by Drs. Garabet and Shammas filed suit against the same parties as well as Stephen Trokel, M.D. All three actions were filed in the United States District Court for the Northern District of California. Generally, all plaintiffs allege that the per procedure royalty charged by Pillar Point to its licensees is a violation of the Sherman Act or of corresponding state antitrust laws. In addition, Drs. Garabet and Shammas are seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations. Each of the plaintiffs seeks monetary damages. Drs. Garabet and Shammas also seek punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs.

     VISX believes that it and Pillar Point have meritorious defenses to the counterclaims asserted in the Dulaney and Dishler proceedings and to the claims asserted in the Burlingame, Shepherd and Garabet proceedings, and that the resolution of these proceedings will not have a material adverse effect on VISX's business, financial position or results of operations. However, these proceedings are in various stages of discovery and there can be no assurance as to the outcome of any of the suits.

     John Taboada v. Stephen L. Trokel, VISX, et al. In July 1997, John Taboada filed a complaint in the U.S. District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Summit Partner, and Pillar Point Partners. In February 1998, he amended the complaint to add Summit. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. patent No. 5,108,388

(the " '388 patent") which names Dr. Trokel as the inventor. The '388 patent has been assigned to VISX and is licensed to Pillar Point. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under the '388 patent, charges defendants with infringement of the '388 patent, charges violations of the Lanham Act, and seeks monetary damages and injunctive relief. VISX and the other defendants believe that Taboada's complaint is without merit and intend to vigorously defend it.

     To consolidate often conflicting discovery requests, and save resources and management time with respect to these matters, in November 1997 Pillar Point requested that several of the pending cases be consolidated by the Judicial Panel on Multidistrict Litigation ("JPML"). On December 19, 1997, the JPML ordered the counterclaims in the Dulaney and the Dishler suits consolidated with antitrust claims against Pillar Point Partners made in the Burlingame and Shepherd suits, and transferred all the cases to the District of Arizona for consolidated pretrial proceedings. The JPML conditionally transferred the Garabet and Taboada cases as well, although the attorneys in Taboada have filed a motion opposing the transfer.

  Other PPP Litigation

     Pillar Point Partners, et al. v. Jui-Teng Lin, et al.; Pillar Point Partners, et al. v. Appler. These suits were brought in January 1997, and September 1996, respectively. These suits allege direct and contributory infringement of certain Pillar Point patents, inducement to infringe those patents, and conspiracy to interfere with the plaintiffs' existing and prospective business relationships. The parties to each of these suits have agreed to a settlement in principle, but neither settlement is final.

     Autonomous Technologies Corporation v. Pillar Point Partners, et al. In October 1996, Autonomous brought an action in the U.S. District Court for the District of Delaware, against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. The action seeks declaratory relief that one of the Pillar Point patents is not infringed, is invalid and unenforceable, and that the defendants are otherwise barred from claiming that the Autonomous system infringes the same patent. Autonomous subsequently filed an amended complaint, adding two claims against VISX for alleged defamation and violation of Delaware's Uniform Deceptive Practices Act. In 1997, in connection with a settlement that resulted in a license to Autonomous of all VISX's non-U.S. patents, Autonomous agreed to drop those two claims against VISX. The defendants have brought a motion to dismiss the remaining claims made by Autonomous. No decision has been made on that motion, and discovery is on hold pending that decision. VISX believes that it and the other defendants have meritorious defenses to the remaining claims in this action, and that the resolution of those claims will not have a material adverse effect on VISX's business, financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

LITIGATION: SUMMIT

     In addition to litigation by or against Pillar Point, there are several inter-partnership disputes currently in litigation:

     VISX Partner, Inc. on behalf of Pillar Point Partners v. Summit. In August 1996, VISX Partner brought suit against Summit on behalf of Pillar Point. The suit, filed in the U.S. District Court for the District of Massachusetts, alleges breach of contract by Summit under its license agreement with Pillar Point. VISX Partner brought the suit on behalf of the partnership in accordance with provisions of the Pillar Point Agreement governing resolution of disputes. VISX Partner seeks damages in an amount not less than $4,500,000. The action is scheduled for trial in May 1998, but it is not possible to predict the outcome of the action or the effect, if any, that the resolution of the case will have on VISX's business, financial position or results of operations.

     VISX, Incorporated v. Pillar Point Partners, et al. In November 1997, VISX sued in the Superior Court for Santa Clara County, California, for declaratory judgment that its interpretation of the License-back to VISX Agreement with Pillar Point is correct. The suit is brought against Summit and Summit Partner, as well as against Pillar Point, which is a party to the contract. VISX sought this relief because Summit disagreed with the Company's decision to stop paying certain procedure royalties to Pillar Point in reliance on language in that contract. By the lawsuit, VISX seeks to ensure that the partners report royalties to Pillar Point on a consistent basis. Summit cross-claimed, alleging that royalties are due on the disputed procedures and that Summit alone, to the exclusion of Pillar Point, is entitled to the royalty payments allegedly owed by VISX. Summit seeks damages for alleged breach of the License-Back Agreement and a penalty for failing to mediate before filing the action. VISX cross-claimed against Summit Technology, asserting unfair competition and breach of contract claims. In addition, Pillar Point attempted to answer "in pro per." Since a partnership cannot appear in pro per VISX filed a motion to strike the answer. To the extent that VISX collects royalties from its customers but is not required to remit that money to Pillar Point, those royalties contribute directly to VISX's earnings. If VISX's interpretation of the agreement were found to be incorrect, VISX could be obligated to remit to Pillar Point all of the royalties not paid with respect to such procedures from October 1997 until the time of the judgment. In that instance, VISX believes that the contribution to VISX's earnings from non-approved procedures performed on VISX Systems would be reduced to a percentage consistent with that reported in periods prior to October 1997. Summit contends that 100% of any such royalties would be payable to Summit, not to Pillar Point. Either result would have a material adverse effect on the Company's financial position and results of operations.

     VISX Partner, Inc. v. Summit Partner, Inc. On February 17, 1998, VISX Partner brought suit in the Superior Court for Santa Clara County, California, seeking the dissolution and winding up of Pillar Point. VISX asserts that several deadlocks between the partners which have persisted for months and which concern matters which now have imminent adverse consequences to the partnership, render the continued operations of the partnership virtually impossible. Where a deadlock between the partners renders continuation of the partnership impractical or inequitable, the Uniform Partnership Act requires that the partnership be dissolved. Summit Partner has answered and cross-complained for breach of contract and "wrongful attempted dissolution," and is seeking indemnification, declaratory relief, and a penalty for failing to mediate before filing the action. On March 9, 1998, VISX filed a motion for order of dissolution and requested the appointment of a receiver during the pendency of the winding-up to administer partnership affairs. The matter is scheduled to be heard on April 28, 1998.

PATENT LITIGATION: NIDEK

     VISX is a party to patent-related litigation against Nidek, a competing manufacturer of LVC systems, in three countries: Canada, the United Kingdom and France. These proceedings, which allege patent infringement by Nidek and, in certain cases, customers of Nidek, were filed by VISX at various times between February 1994 and May 1997. The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. The United Kingdom and Canada proceedings are scheduled for trial in July 1998 and late 1998, respectively, and the proceeding in France is currently in the early pleading stage. In all three instances, it is impossible to predict the outcome of the litigation. However, VISX believes that the invalidity claims asserted by Nidek are without merit, and intends to vigorously defend its position. Adverse determinations in one or more of these lawsuits could limit VISX's ability to collect equipment and use royalties in certain markets. Any such adverse determination could therefore adversely affect VISX's future results of operations.

OTHER LITIGATION

     Product Liability. VISX requires all clinical investigators to advise persons treated in United States clinical trials that the procedure is investigational in nature and has not been determined to be safe or effective by the FDA. Nevertheless, certain individuals who were treated in United States clinical trials of the VISX System have sued their ophthalmologists and VISX following their surgery. VISX is currently named in one such suit pending in Louisiana. In addition, in April 1997 VISX was served with a lawsuit filed in Canada by a patient treated by a surgeon in Canada, not in connection with clinical trials. VISX believes that it has meritorious defenses to these actions, and that their resolution will not have a material adverse effect on the Company's business, financial position or results of operations. However, the Louisiana case is in the early pleading stages and discovery in the Canada case has not yet commenced. There can be no assurance as to the outcome of either suit.

     In addition, in November 1997, the trial began in a lawsuit in Pennsylvania which alleged, in part, that VISX was negligent in conducting its clinical trials for PTK. On November 11, 1997, following presentation of the plaintiffs' case, VISX was granted a directed verdict and was dismissed from the case. The plaintiff has filed post-trial motions and has indicated her intention to appeal if those motions are not granted.

     Employment Related. VISX is a party to a lawsuit by a former employee claiming wrongful discharge. The case was brought in January 1997, and is still in the discovery stage. The Company believes that the case is without merit and that its resolution will not have a material adverse effect on the Company's business, financial position or results of operations.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "VISX." The following table sets forth for the periods indicated the high and low sale prices of the Common Stock.

                                                              HIGH      LOW
                                                             ------    ------
1996
  First Quarter............................................  $39.50    $28.25
  Second Quarter...........................................   37.50     28.25
  Third Quarter............................................   34.75     17.75
  Fourth Quarter...........................................   29.00     21.75
1997
  First Quarter............................................  $24.00    $20.38
  Second Quarter...........................................   29.50     20.50
  Third Quarter............................................   25.50     18.38
  Fourth Quarter...........................................   26.50     21.63

     On March 20, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $29.938 per share. As of such date, there were approximately 523 holders of record of the Common Stock.

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

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                          1997        1996       1995          1994       1993
                                        --------    --------   --------      --------   --------
STATEMENT OF OPERATIONS DATA:
  Total revenues......................  $ 68,631    $ 69,664   $ 16,703      $ 17,896   $ 22,074
  Cost of revenues....................    20,598      28,876      9,749        11,774     12,030
  Total costs and expenses............    53,111      55,318     27,408        25,230     22,266
  Income (loss) from operations.......    15,520      14,346    (10,705)       (7,334)      (192)
  Net income (loss)...................  $ 14,097(a) $ 17,308   $(14,765)(b)  $ (6,264)  $    179

  Earnings (loss) per share:
     Basic............................  $   0.91(a) $   1.13   $  (1.20)(b)  $   (.60)  $    .02
     Diluted..........................  $   0.89(a) $   1.08   $  (1.20)(b)  $   (.60)  $    .02
  Shares used for earnings (loss) per
     share:
     Basic............................    15,429      15,311     12,311        10,372     10,540
     Diluted..........................    15,818      15,974     12,311        10,372     10,540

BALANCE SHEET DATA:
  Cash and short-term investments.....  $100,833    $ 88,990   $ 75,219      $ 11,161   $ 11,847
  Working capital.....................   103,880      92,878     77,665        11,842     15,733
  Total assets........................   130,352     119,689     91,078        20,627     22,917
  Deferred revenue and other long-term
     obligations......................        --          --         --           409        659
  Accumulated deficit.................   (20,163)    (34,260)   (51,568)      (36,803)   (30,539)
  Stockholders' equity................  $110,299    $ 99,272   $ 79,881      $ 13,993   $ 18,024

---------------
(a) The results for 1997 include a charge for a litigation settlement of $4.0 million, net of taxes, or $0.26 and $0.25 basic and diluted earnings per share, respectively.

(b) The results for 1995 include charges for litigation settlements of $5.4 million or $0.44 basic and diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those identified below. In particular, the factors set forth under Item 1 -- Business: "Market Acceptance of Laser Vision Correction," "Reliance on Patents and Proprietary Technology," "Risks Relating to Pillar Point Partners; Patent Litigation," "Government Regulation; Unapproved Lasers," "Manufacturing, Components and Raw Materials," "Competition," "Product Liability and Insurance" and under Item 3 -- Legal Proceedings may cause the Company's actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for laser vision correction and has been manufacturing such systems since 1987. The Food and Drug Administration ("FDA") granted pre-market approval ("PMA") for use of the VISX Excimer Laser System(TM) ("VISX System") for the following indications: phototherapeutic keratectomy ("PTK") on September 29, 1995, photorefractive keratectomy ("PRK") treatment of low to moderate myopia on March 27, 1996, PRK treatment of low to moderate myopia with astigmatism on April 25, 1997 and PRK treatment of higher degrees of myopia with astigmatism on January 29, 1998.

     The Company's future growth and ability to sustain profitability cannot be predicted with certainty and will be influenced by a variety of factors. These factors include the extent to which laser vision correction is broadly accepted in the United States and key international markets targeted by the Company, the degree to which the Company is successful in generating royalty income from its patent rights, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement, developments with respect to other litigation to which the Company is a party or in which it may become involved, and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. As a result of these factors, as well as the factors set forth in the above-referenced portions of the Business and Legal Proceedings sections of this Form 10-K, there can be no assurance that the Company will be able to sustain profitability. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

RESULTS OF OPERATIONS

1997 Compared to 1996

                                                               (000'S)
                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                      REVENUE                          1997      1996     CHANGE
                      -------                         -------   -------   ------
System sales........................................  $34,393   $53,140    (35%)
  Percent of revenue................................     50.1%     76.3%
Royalties, service and other revenue................  $34,238   $16,524    107%
  Percent of revenue................................     49.9%     23.7%
Total...............................................  $68,631   $69,664     (1%)

     System sales in the U.S. market decreased in 1997 from 1996. Unit shipments of systems in the U.S. in 1997 were significantly below the level reached in the prior year. In addition, average prices in the U.S. during 1997 were lower than in 1996 primarily as the result of trade-in discounts the Company offered to owners of lasers manufactured by Summit Technology, Inc. ("Summit") and owners of unapproved lasers. Partially offsetting the decline in the U.S. market, system sales in international markets increased in 1997 from 1996 due to higher sales in certain established markets and expansion into new regions.

     Royalties, service and other revenues rose in 1997 over 1996 due to growth in royalty revenue, principally the result of higher procedure volume. In addition, commencing in October 1997 the Company recognized that it did not owe royalties to Pillar Point Partners ("Pillar Point") for certain patented procedures performed using the VISX System which have not been approved by the FDA. Accordingly, since October 1997 the Company has recorded the full fee for such procedures as royalty revenue, whereas it had previously recorded only the portion received back from Pillar Point as royalty revenue. If VISX's interpretation of the Pillar Point Agreement were found to be incorrect, VISX could be obligated to remit to Pillar Point all the royalties it did not pay with respect to such procedures from October 1997 until the time of the judgment. In that instance, the contribution to VISX's earnings up until that judgment from non-approved procedures performed on VISX Systems would be reduced to a percentage consistent with that reported in periods prior to October 1997. Summit contends that 100% of any such royalties would be payable to Summit, not Pillar Point. Either result would have a material adverse effect on the Company's financial condition and results of operations.

                                                               (000'S)
                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                  COSTS & EXPENSES                     1997      1996     CHANGE
                  ----------------                    -------   -------   ------
Cost of revenues....................................  $20,598   $28,876    (29%)
  Percent of revenue................................     30.0%     41.5%
Marketing, general and administrative...............  $22,255   $17,708     26%
  Percent of revenue................................     32.4%     25.4%
Research, development and regulatory................  $10,258   $ 8,734     17%
  Percent of revenue................................     14.9%     12.5%

     Cost of revenues was lower in 1997 due to a reduction in systems sold. Cost of revenues on system sales, as a percentage of revenue, remained comparable with the prior year. Marketing, general and administrative expenses increased in 1997 mainly as the result of higher patent-related legal expenses and an increase in marketing expenses. Research, development and regulatory costs increased in 1997 due to increased research and development expenses associated with the development of new products and technologies. The Company expects to continue spending significant amounts in research and development for the foreseeable future. Regulatory expenses were essentially unchanged over the two years.

     Interest and other income increased due to higher average balances of cash, cash equivalents and short-term investments. In June, 1997 the Company settled all outstanding U.S. and international patent disputes between itself and Summit. Under the settlement, VISX and Summit released each other and their customers from claims of past infringement and cross-licensed each other's foreign patents in the field of laser ablation of corneal tissue. In addition, as part of the agreement, an exclusive license to Summit's U.S. Azema patent was contributed to Pillar Point. The settlement required an exchange of payments resulting in a net payment of $4.5 million to Summit which was recorded as litigation settlement expense. The settlement excluded the lawsuit brought by VISX Partner, Inc. against Summit in Massachusetts in connection with partnership matters.

     The provision for income taxes covers alternative minimum taxes due under Federal statutes and state taxes at regular rates, net of credits anticipated.

  1996 Compared to 1995

                                                               (000'S)
                                                       YEAR ENDED DECEMBER 31,
                                                      --------------------------
                      REVENUE                          1996      1995     CHANGE
                      -------                         -------   -------   ------
System sales........................................  $53,140   $10,985    384%
  Percent of revenue................................     76.3%     65.8%
Royalties, service and other revenue................  $16,524   $ 5,718    189%
  Percent of revenue................................     23.7%     34.2%
Total...............................................  $69,664   $16,703    317%

     System sales increased from 1995 to 1996 due to the FDA's approval of the Company's PMA application for use of the VISX System. This allowed the Company to sell VISX Systems in the United States, which generated an increase in unit sales over 1995. In addition, average selling prices were higher in 1996 because the Company was selling through its own direct sales force in the United States, as contrasted to 1995 when, through the end of the third quarter, the Company's revenue was primarily generated outside the United States at lower prices through its distributor, Alcon Pharmaceuticals, Ltd. ("Alcon"). The Company's marketing agreement with Alcon was terminated in the first quarter of 1996.

     Royalties, service and other revenues increased principally because the Company began to receive royalty revenue from Pillar Point in 1996. Royalty license revenue from other third parties and service and parts revenue also contributed to the increase.

                                                                (000'S)
                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                  COSTS & EXPENSES                      1996      1995    CHANGE
                  ----------------                     -------   ------   ------
Cost of revenues.....................................  $28,876   $9,749    196%
  Percent of revenue.................................     41.5%    58.4%
Marketing, general and administrative................  $17,708   $8,800    101%
  Percent of revenue.................................     25.4%    52.7%
Research, development and regulatory.................  $ 8,734   $8,859     (1%)
  Percent of revenue.................................     12.5%    53.0%

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

     Research, development and regulatory expenses in total were level from year to year as the result of offsetting changes. Research and development costs increased 49% in 1996 over 1995 principally as the result of higher spending to develop new products and technologies. Research and development costs declined as a percentage of net sales in 1996 over 1995 due primarily to increased net sales during 1996. Regulatory costs were 38% lower in 1996 than in 1995 when the Company incurred incremental costs for staff, consultants and other regulatory expenses necessary to pursue PMA applications filed with the FDA. The Company expects to continue spending significant amounts in research and development for the foreseeable future.

     Interest and other income increased in 1996 over 1995 due to higher interest income generated by funds raised in the November 1995 common stock offering and cash generated from operations during 1996. In 1995 the Company reached settlement of two lawsuits: (1) a securities class action lawsuit against the Company which cost $2,250,000 net of insurance reimbursement, and
(2) a lawsuit filed as a derivative action on behalf of the Company by a stockholder which cost $3,150,000 in reimbursement of legal fees and expenses to various parties to the suit.

     The provision for income taxes covers alternative minimum taxes due under Federal and California statutes and taxes due in other states where the Company has no net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments ("cash") and working capital were as follows:

                                                               DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------   -------
Cash, cash equivalents and short-term investments.........  $100,833   $88,990
Working capital...........................................   103,880    92,878

     Net income generated the majority of the increase in cash. In addition, accounts receivable and inventory declined modestly, contributing further to cash flow. Partially offsetting this was cash used for the net repurchase of common stock.

     In 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. The Company has conducted and will conduct the purchases in open market transactions in accordance with applicable securities laws. The amount of shares purchased and the timing of purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions, and as the Company's management deems appropriate. As a result of these factors, the actual number of shares and cash to be used for repurchases cannot be forecast precisely.

     Purchases of short-term investments represent reinvestment of the proceeds from maturities of short-term investments and investment of cash and cash equivalents into short-term investments. The Company does not anticipate that compliance with Year 2000 requirements will have a material impact on the Company.

     The Company has no outstanding debt and no credit agreements as of December 31, 1997. The Company anticipates that its current cash, cash equivalents and short-term investments, as well as anticipated cash flows from operations, will be sufficient to meet its working capital and capital equipment needs at least through the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VISX, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 29,952    $ 24,909
  Short-term investments....................................    70,881      64,081
  Accounts receivable, net of allowances for doubtful
     accounts of
     $814 and $600, respectively............................    16,478      17,904
  Inventories...............................................     4,747       5,848
  Prepaid expenses and deferred tax assets..................     1,875         553
                                                              --------    --------
          Total current assets..............................   123,933     113,295

PROPERTY AND EQUIPMENT, NET.................................     4,032       3,621
OTHER ASSETS................................................     2,387       2,773
                                                              --------    --------
                                                              $130,352    $119,689
                                                              ========    ========
LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  5,453    $  2,385
  Accrued liabilities.......................................    14,600      18,032
                                                              --------    --------
          Total current liabilities.........................    20,053      20,417
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value, 90,000,000 shares
     authorized; 15,517,508 and 15,424,734 shares issued at
     December 31, 1997 and 1996, respectively...............       155         154
  Additional paid-in capital................................   133,696     133,836
  Less: 156,000 and 20,000 common stock treasury shares at
     December 31, 1997 and 1996, respectively, at cost......    (3,442)       (462)
  Unrealized holding gains on available-for-sale
     securities.............................................        53           4
  Accumulated deficit.......................................   (20,163)    (34,260)
                                                              --------    --------
          Total stockholders' equity........................   110,299      99,272
                                                              --------    --------
                                                              $130,352    $119,689
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997      1996       1995
                                                              -------   -------   --------
REVENUES:
  System sales..............................................  $34,393   $53,140   $ 10,985
  Royalties, service and other revenue......................   34,238    16,524      5,718
                                                              -------   -------   --------
     Total revenues.........................................   68,631    69,664     16,703
                                                              -------   -------   --------

COSTS AND EXPENSES:
  Cost of revenues..........................................   20,598    28,876      9,749
  Marketing, general and administrative.....................   22,255    17,708      8,800
  Research, development and regulatory......................   10,258     8,734      8,859
                                                              -------   -------   --------
     Total costs and expenses...............................   53,111    55,318     27,408
                                                              -------   -------   --------
INCOME (LOSS) FROM OPERATIONS...............................   15,520    14,346    (10,705)
                                                              -------   -------   --------

OTHER INCOME (EXPENSE):
  Interest income...........................................    4,999     4,265      1,340
  Litigation settlement.....................................   (4,500)       --     (5,400)
                                                              -------   -------   --------
     Other income (expense), net............................      499     4,265     (4,060)
                                                              -------   -------   --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.............   16,019    18,611    (14,765)
  Provision for income taxes................................    1,922     1,303         --
                                                              -------   -------   --------
NET INCOME (LOSS)...........................................  $14,097   $17,308   $(14,765)
                                                              =======   =======   ========

EARNINGS (LOSS) PER SHARE
  Basic.....................................................  $  0.91   $  1.13   $  (1.20)
                                                              =======   =======   ========
  Diluted...................................................  $  0.89   $  1.08   $  (1.20)
                                                              =======   =======   ========

SHARES USED FOR EARNINGS (LOSS) PER SHARE
  Basic.....................................................   15,429    15,311     12,311
                                                              =======   =======   ========
  Diluted...................................................   15,818    15,974     12,311
                                                              =======   =======   ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                          COMMON STOCK
                                         ---------------   ADDITIONAL                 UNREALIZED                  TOTAL
                                         SHARES     PAR     PAID-IN     ACCUMULATED    HOLDING     TREASURY   STOCKHOLDERS'
                                         ISSUED    VALUE    CAPITAL       DEFICIT       GAINS       STOCK        EQUITY
                                         -------   -----   ----------   -----------   ----------   --------   -------------
BALANCE, DECEMBER 31, 1994.............   11,025   $110     $ 50,689     $(36,803)      $   --     $    (3)     $ 13,993
Exercise of stock options..............      544      6        4,115           --           --          --         4,121
Sale of common stock in a private
  placement, net of issuance costs.....    1,200     12       12,222           --           --          --        12,234
Retirement of treasury shares..........     (500)    (5)           2           --           --           3            --
Proceeds of public stock offering net
  of issuance costs....................    2,875     29       63,856           --           --          --        63,885
Common stock issued under the Employee
  Stock Purchase Plan..................       30     --          301           --           --          --           301
Adjustment for unrealized holding gains
  on available-for-sale securities.....       --     --           --           --          112          --           112
Net loss...............................       --     --           --      (14,765)          --          --       (14,765)
                                         -------   ----     --------     --------       ------     -------      --------
BALANCE, DECEMBER 31, 1995.............   15,174    152      131,185      (51,568)         112          --        79,881
Repurchases of common stock............       --     --           --           --           --      (1,729)       (1,729)
Exercise of stock options..............      235      2        2,289           --           --       1,204         3,495
Common stock issued under the Employee
  Stock Purchase Plan..................       16     --          362           --           --          63           425
Adjustment for unrealized holding gains
  on available-for-sale securities.....       --     --           --           --         (108)         --          (108)
Net income.............................       --     --           --       17,308           --          --        17,308
                                         -------   ----     --------     --------       ------     -------      --------
BALANCE, DECEMBER 31, 1996.............   15,425    154      133,836      (34,260)           4        (462)       99,272
Repurchases of common stock............       --     --           --           --           --      (8,307)       (8,307)
Exercise of stock options..............       72      1       (1,817)          --           --       5,327         3,511
Common stock issued under the Employee
  Stock Purchase Plan..................       21     --          438           --           --          --           438
Income tax benefit arising from
  employee stock option plans..........       --     --        1,239           --           --          --         1,239
Adjustment for unrealized holding gains
  on available-for-sale securities.....       --     --           --           --           49          --            49
Net income.............................       --     --           --       14,097           --          --        14,097
                                         -------   ----     --------     --------       ------     -------      --------
BALANCE, DECEMBER 31, 1997.............   15,518   $155     $133,696     $(20,163)      $   53     $(3,442)     $110,299
                                         =======   ====     ========     ========       ======     =======      ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................  $  14,097    $ 17,308    $(14,765)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization........................      1,854       1,195         610
     Increase (decrease) in cash flows from changes in
       operating assets and liabilities:
          Accounts receivable.............................      1,426     (11,237)     (3,740)
          Inventories.....................................      1,101         894      (2,950)
          Prepaid expenses and deferred tax assets........     (1,322)       (319)        (47)
          Other assets....................................       (191)     (2,462)        438
          Accounts payable................................      3,068        (121)        448
          Accrued liabilities.............................     (3,432)      9,341       4,524
          Long term obligations...........................         --          --        (409)
                                                            ---------    --------    --------
     Net cash provided by (used in) operating
       activities.........................................     16,601      14,599     (15,891)
                                                            ---------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................     (1,688)     (2,911)       (704)
  Short-term investments
     Available-for-sale securities:  Purchases............   (102,024)    (53,222)    (38,526)
                                     Proceeds from
       maturities.........................................     95,273      27,671          --
     Held-to-maturity securities:   Purchases.............         --          --      (9,066)
                                     Proceeds from
       maturities.........................................         --       4,249       4,817
                                                            ---------    --------    --------
  Net cash used in investing activities...................     (8,439)    (24,213)    (43,479)
                                                            ---------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock..............      5,188       3,920      80,541
  Repurchases of common stock.............................     (8,307)     (1,729)         --
                                                            ---------    --------    --------
Net cash provided by (used in) financing activities.......     (3,119)      2,191      80,541
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......      5,043      (7,423)     21,171
Cash and cash equivalents, beginning of period............     24,909      32,332      11,161
                                                            ---------    --------    --------
Cash and cash equivalents, end of period..................  $  29,952    $ 24,909    $ 32,332
                                                            =========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company. VISX, Incorporated (the "Company" or "VISX"), a Delaware corporation, is engaged in the design and development of proprietary technologies and systems for laser vision correction. The Company has developed and manufactures a device (the "VISX System") which utilizes an excimer laser to reshape the surface of the cornea to treat nearsightedness, astigmatism and farsightedness and is intended to reduce or eliminate the patient's dependence on corrective lenses. The device is also intended to treat other eye disorders, such as opacities and superficial scars. The Company has developed and continues to refine a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. The Company's strategy is to commercialize this intellectual property position by broadening the installed base of VISX Systems around the world and collecting procedure and equipment royalties from licensed users and manufacturers.

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

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of significant intercompany accounts and transactions.

     Cash, Cash Equivalents and Short-term Investments. The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents. Available-for-sale securities are carried at fair market value, with unrealized gains and losses recorded in stockholders' equity. The cost of securities sold is based on the specific identification method.

     Inventories. Inventories consist of purchased parts, subassemblies and systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. Inventories consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Raw Materials and Subassemblies............................  $2,487    $3,747
Work-in-Process............................................   1,538     1,637
Finished Goods.............................................     722       464
                                                             ------    ------
                                                             $4,747    $5,848
                                                             ======    ======

     Property and Equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years or, in the case of leasehold improvements, the term of the related lease. Property and equipment is stated at cost and consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             -----------------
                                                              1997      1996
                                                             -------   -------
Furniture and fixtures.....................................  $ 2,211   $ 1,731
Machinery and equipment....................................    4,996     4,274
Leasehold improvements.....................................      948       742
                                                             -------   -------
                                                               8,155     6,747
Less: accumulated depreciation and amortization............   (4,123)   (3,126)
                                                             -------   -------
Property and equipment, net................................  $ 4,032   $ 3,621
                                                             =======   =======

                      VISX, INCORPORATED AND SUBSIDIARIES

     Revenue Recognition. The Company generally recognizes revenue on sales of systems and parts when the products are shipped. An allowance for installation, training and warranty costs is made at the time sales are recognized. Service revenue is recognized as services are performed. The Company records a royalty payable to Pillar Point for VISX Systems and a portion of VisionKey(R) cards sold in the United States. The Company records royalty revenue when Pillar Point reports the amount of royalty distribution, net of expenses, due the Company. The Company received its first report of royalty distribution from Pillar Point in the first quarter of 1996. Commencing October 1997 the Company no longer pays royalties to Pillar Point for certain patented procedures performed using the VISX Excimer Laser System(TM) which have not been approved by the FDA. This is consistent with a provision in the Company's License-Back To VISX Agreement with Pillar Point which provides that royalties are due only for FDA-approved procedures.

     Earnings (Loss) Per Share. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 requires companies to compute earnings (loss) per share following two different methods, basic and diluted. Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997       1996        1995
                                                              -------    -------    --------
NET INCOME (LOSS)...........................................  $14,097    $17,308    $(14,765)
                                                              =======    =======    ========

BASIC EARNINGS PER SHARE
  Income (loss) available to common stockholders............  $14,097    $17,308    $(14,765)
  Weighted average common shares outstanding................   15,429     15,311      12,311
                                                              -------    -------    --------

  Basic earnings (loss) per share...........................  $  0.91    $  1.13    $  (1.20)
                                                              =======    =======    ========

DILUTED EARNINGS PER SHARE
  Income (loss) available to common stockholders............  $14,097    $17,308    $(14,765)
                                                              -------    -------    --------

  Weighted average common shares outstanding................   15,429     15,311      12,311
  Dilutive potential common shares from stock options.......      389        663          --
                                                              -------    -------    --------
  Weighted average common shares and dilutive potential
     common shares..........................................   15,818     15,974      12,311
                                                              -------    -------    --------

  Diluted earnings (loss) per share.........................  $  0.89    $  1.08    $  (1.20)
                                                              =======    =======    ========

     Options to purchase 675,000 and 391,000 weighted shares outstanding during 1997 and 1996, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during those years. All options outstanding during 1995, approximately 1,400,000 weighted shares, were excluded from the computation of diluted earnings per share since their inclusion would have been anti-dilutive due to the loss available to common stockholders.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 2. EXPORT REVENUES AND MAJOR CUSTOMERS

     Export Revenues. Export revenues accounted for 23%, 15% and 74% of revenues for the years ended December 31, 1997, 1996 and 1995, respectively. The following table represents export revenues by geographic region (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1997      1996      1995
                                                    -------   -------   -------
Europe............................................  $ 4,140   $ 3,945   $ 9,297
Western Hemisphere................................    4,150     3,801     2,651
Pacific Rim and Other.............................    7,573     2,973       344
                                                    -------   -------   -------
                                                    $15,863   $10,719   $12,292
                                                    =======   =======   =======

     Major Customers. One customer accounted for 13%, 7% and 0% of total revenues in 1997, 1996 and 1995, respectively. One other customer accounted for 7%, 13% and 0% of total revenues in 1997, 1996 and 1995, respectively. During 1995, 63% of the Company's products were distributed through Alcon. No other customer accounted for 10% or more of sales during any of the three years ended December 31, 1997.

NOTE 3. INVESTMENTS

     Investments in securities consist of the following (in thousands):

                                      DECEMBER 31, 1997                       DECEMBER 31, 1996
                             ------------------------------------    ------------------------------------
                                            GROSS       AGGREGATE                   GROSS       AGGREGATE
                             AMORTIZED    UNREALIZED      FAIR       AMORTIZED    UNREALIZED      FAIR
                               COST         GAINS         VALUE        COST         GAINS         VALUE
                             ---------    ----------    ---------    ---------    ----------    ---------
SHORT-TERM INVESTMENTS
Available-for-Sale
  Securities
  Debt securities of the
     U.S. Treasury and U.S
     government agencies
     and corporations......   $34,769        $30         $34,799      $48,138         $2         $48,140
  Debt securities of U.S.
     corporations..........    36,059         23          36,082       15,939          2          15,941
                              -------        ---         -------      -------         --         -------
                               70,828         53          70,881       64,077          4          64,081
CASH EQUIVALENTS
Available-for-Sale
  Securities
  Debt securities of U.S.
     corporations..........    24,420         --          24,420       20,526         --          20,526
                              -------        ---         -------      -------         --         -------
          Total
            investments....   $95,248        $53         $95,301      $84,603         $4         $84,607
                              =======        ===         =======      =======         ==         =======

     There were no gross realized gains or losses on available-for-sale securities. All available-for-sale securities held at December 31, 1997 mature in two years or less.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Payroll and related accruals................................  $ 1,909    $ 2,597
Accrued warranty, installation, and training expenses.......    3,246      5,200
Accrued royalties...........................................    1,879      2,667
Deposits and deferred revenue...............................    3,012      2,335
Accrued sales promotions and distributor commissions........    1,620         --
Accrued income and sales taxes..............................    1,138      1,914
Accrued legal expenses......................................      566      1,535
Other.......................................................    1,230      1,784
                                                              -------    -------
                                                              $14,600    $18,032
                                                              =======    =======

NOTE 5. STOCK BASED COMPENSATION PLANS

     The Company has two open stock option plans, the 1995 Stock Plan (the "1995 Plan") and the 1995 Director Option Plan (the "Director Plan"), and an Employee Stock Purchase Plan (the "Purchase Plan"). In addition, the Company has four terminated stock option plans with options still outstanding.

     The Company accounts for these plans in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share data).

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1997       1996        1995
                                                             -------    -------    --------
Net Income (Loss).....................  As Reported........  $14,097    $17,308    $(14,765)
                                        Pro Forma..........    9,281     13,821     (15,714)
Diluted Earnings (Loss) Per Share.....  As Reported........  $  0.89    $  1.08    $  (1.20)
                                        Pro Forma..........     0.60       0.87       (1.28)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.0, 5.6 and 6.1 percent, expected volatility of 54, 43 and 43 percent, no expected dividends, and an expected life of 1.05 years beyond the vest date for each year's vesting increment of an option.

     Since the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under the Purchase Plan, the Company may sell up to 500,000 shares of common stock to its eligible, full-time employees who do not own 5% or more of the Company's outstanding common stock. Employees can allocate up to 10% of their wages to purchase the Company's stock at 85% of the fair market value of the stock on the first or last day of a six month offering period, whichever is lower. The Company sold 21,162 shares, 18,703 shares and 30,449 shares in 1997, 1996 and 1995, respectively, and 108,206 shares cumulatively through December 31, 1997. The weighted average fair market value of shares sold in 1997 was $27.07.

                      VISX, INCORPORATED AND SUBSIDIARIES

     As of December 31, 1997 the Company is authorized to grant options for up to 2,246,703 shares under the 1995 Plan and 250,000 shares under the Director Plan. The Company has granted options on 1,163,300 shares and 51,000 shares, respectively, under these two plans through December 31, 1997. Under both Plans the option exercise price equals the stock's market price on the date of grant, options vest 25% one year after the date of grant and ratably thereafter over three years, and options expire ten years from the date of grant. Options outstanding under the four terminated stock option plans have generally the same eligibility and vesting terms as those described for the 1995 Plan, though no further options may be granted under these terminated plans.

     A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the following tables and narrative. Share amounts are shown in thousands.

                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                                1997                  1996                  1995
                                         ------------------    ------------------    ------------------
                                                  WTD. AVG.             WTD. AVG.             WTD. AVG.
               ACTIVITY                  SHARES   EX. PRICE    SHARES   EX. PRICE    SHARES   EX. PRICE
               --------                  ------   ---------    ------   ---------    ------   ---------
Outstanding, start of year.............   1,717    $20.73       1,390    $13.23       1,474    $10.09
Granted................................     692     22.22         685     32.27         622     15.12
Exercised..............................    (361)    11.45        (292)    11.98        (587)     7.02
Forfeited..............................     (82)    25.24         (66)    21.06        (119)    14.84
                                         ------                ------                ------
Outstanding, end of year...............   1,966     22.78       1,717     20.73       1,390     13.23
                                         ======                ======                ======
Exercisable, end of year...............     679    $20.75         576    $12.29         514    $11.13
                                         ======                ======                ======
Weighted average fair value per option
  granted..............................  $ 8.73                $11.71                $ 5.32
                                         ======                ======                ======

                                                     DECEMBER 31, 1997
                           ----------------------------------------------------------------------
                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                           -------------------------------------------   ------------------------
                           (000'S)     WTD. AVG.      WTD. AVG. YEARS    (000'S)     WTD. AVG.
     EXERCISE PRICES       NUMBER    EXERCISE PRICE   LEFT TO EXERCISE   NUMBER    EXERCISE PRICE
     ---------------       -------   --------------   ----------------   -------   --------------
$ 5.25 - $ 5.25..........      15        $ 5.25             2.9             15         $ 5.25
 11.25 -  16.15..........     508         12.45             6.8            337          12.53
 16.38 -  24.75..........     845         21.80             9.1             90          20.22
 25.13 -  37.25..........     598         33.38             8.4            237          33.65
                            -----                                          ---
$ 5.25 - $37.25..........   1,966        $22.78             8.2            679         $20.75
                            =====                                          ===

NOTE 6. STOCKHOLDERS' EQUITY

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

     On February 10, 1997, the Company's Board of Directors authorized the repurchase of up to 2,000,000 shares of the Company's common stock. The Company has and will conduct the purchases through open market transactions in accordance with applicable securities laws. The amount of shares purchased and

                      VISX, INCORPORATED AND SUBSIDIARIES
the timing of purchases will be based on a number of factors, including the number of shares needed for replenishment of employee benefit plans, the market price of the stock, market conditions, and as the Company's management deems appropriate. As a result of these factors, the actual number of shares repurchased cannot be precisely forecast.

NOTE 7. INCOME TAXES

     The provision for income taxes consisted of the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                    -------------------------
                                                     1997       1996     1995
                                                    -------    ------    ----
Current:
  Federal.........................................  $ 1,561    $  652    $--
  State...........................................    1,361       651     --
                                                    -------    ------    ---
                                                      2,922     1,303     --
                                                    -------    ------    ---
Deferred, net
  Federal.........................................   (1,000)       --     --
  State...........................................       --        --     --
                                                    -------    ------    ---
                                                     (1,000)       --     --
                                                    -------    ------    ---
Net tax provision.................................  $ 1,922    $1,303    $--
                                                    =======    ======    ===

     The provision for income taxes is comprised of the following elements, all expressed as a percentage of income before provision for income taxes.

                                                        YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                        1997      1996     1995
                                                       ------    ------    -----
Statutory Federal income tax rate....................   35.0%     35.0%     --
State income taxes, net of Federal benefit...........    5.8       5.8      --
R&D credit...........................................   (0.6)     (0.3)     --
Benefit from net operating loss carryforward.........  (29.0)    (33.5)     --
Other................................................    0.8        --      --
                                                       -----     -----      --
Net tax provision....................................   12.0%      7.0%     --
                                                       =====     =====      ==

     Income taxes paid amounted to $1,347,000, $698,000 and $0 in 1997, 1996 and 1995, respectively.

     At December 31, 1997, the Company had a net operating loss carryforward of approximately $26,100,000 available to offset future Federal taxable income. This loss carryforward expires through the year 2010. The availability and timing of the amount of prior losses to be used to offset taxable income in future years will be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

                      VISX, INCORPORATED AND SUBSIDIARIES

     The components of the net deferred income tax asset were as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Net operating loss carryforwards
  Federal..............................................  $  9,100    $ 13,800
  State................................................        --         100
Cumulative temporary differences
  Inventory reserves...................................       900       1,100
  Warranty reserves....................................     1,400       2,100
  Accrued sales promotions and commissions.............     1,100          --
  State income taxes...................................       500         100
  Other temporary differences..........................     2,000       1,200
Tax credit carryforwards...............................     2,000       1,800
                                                         --------    --------
                                                           17,000      20,200
Valuation allowance, provision for income taxes........   (13,300)    (17,200)
Valuation allowance, equity............................    (2,700)     (3,000)
                                                         --------    --------
Net deferred income tax asset..........................  $  1,000    $     --
                                                         ========    ========

     The valuation allowances consist of net operating losses, deferred tax assets and tax credit carryforwards which may expire before the Company can use them. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated in the above table as "Valuation allowance, equity." The Company believes uncertainty exists regarding the realizability of these items, and accordingly, has established a valuation allowance.

NOTE 8. COMMITMENTS

     The Company leases facilities and equipment under operating leases which expire through 2003. Rent expense was $990,000, $908,000, and $666,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Future minimum lease commitments and subleases are as follows (in thousands):

               YEAR ENDED DECEMBER 31,                 GROSS    SUBLEASE    NET
               -----------------------                 ------   --------   ------
1998.................................................  $1,379    $(399)    $  980
1999.................................................   1,379      (33)     1,346
2000.................................................   1,378       --      1,378
2001.................................................   1,318       --      1,318
2002.................................................   1,293       --      1,293
Thereafter...........................................     539       --        539
                                                       ------    -----     ------
          Total minimum lease payments...............  $7,286    $(432)    $6,854
                                                       ======    =====     ======

NOTE 9. LITIGATION

LITIGATION AND ADMINISTRATIVE PROCEEDINGS: PILLAR POINT PARTNERS

  Overview

     The patents owned by VISX and licensed to Pillar Point are widely contested. Generally, the patent litigation in which Pillar Point is involved concerns patent infringement issues relating to whether patents licensed to Pillar Point are valid and/or are infringed by the activities of the other parties to such actions. In addition, the structure and operation of Pillar Point has been alleged by certain of such other parties to be in

                      VISX, INCORPORATED AND SUBSIDIARIES
violation of federal and certain state antitrust laws. In all cases, litigation involving Pillar Point also involves VISX or its subsidiary, VISX Partner. Adverse determinations in any of such proceedings with respect to the patents licensed to Pillar Point or with respect to whether the structure and operation of Pillar Point is in violation of antitrust laws could have a material adverse effect on VISX's business, financial position and results of operations, and could lead to adverse determinations in one or more of the other pending proceedings.

  Antitrust Proceedings and Litigation

     In October 1995, Pillar Point received notice that the Federal Trade Commission ("FTC") initiated an investigation to determine whether Pillar Point, VISX and Summit or any of their predecessors (alone or in conjunction with others) is engaging or has engaged in any unfair methods of competition in violation of the FTC Act. On March 24, 1998, the FTC filed an administrative complaint challenging the existence of Pillar Point and challenging the enforceability of certain patents owned by VISX, but not Summit patents, to which Pillar Point holds the exclusive licensing rights. The complaint seeks to dissolve Pillar Point, and charges that VISX and Summit have fixed prices. The issuance of a complaint is not a finding or ruling that any law has been violated. VISX believes that the FTC's claims are unfounded. In the VISX Partner, Inc. v. Summit Partner, Inc. litigation, VISX is seeking relief which would be consistent with certain of the relief requested by the FTC, but the basis for such requested relief is different. To the extent that the FTC contends that VISX engaged in a price-fixing scheme or that VISX's patents were obtained through fraudulent means, VISX intends to vigorously defend the allegations. Nevertheless, VISX is unable to predict the scope of relief, if any, that may ultimately be ordered if the administrative proceeding were to be determined adversely to VISX and/or Pillar Point. Any finding that VISX engaged in conduct violative of the antitrust laws or a finding that one or more of VISX's patents is unenforceable could have a material adverse effect on the Company's business, financial position and results of operations.

     On March 26, 1998, VISX was served with a purported class action lawsuit alleging violations of, inter alia, the California antitrust laws. The complaint appears to draw heavily from the FTC complaint. The Company has not had time to assess the claims, but to the extent that the complaint mirrors the FTC action, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously. The Company is unable to predict the outcome of the lawsuit at this very early stage.

  Patent Litigation

     Pillar Point has brought patent-related lawsuits against physicians in Colorado (Dishler) and Arizona (Barnet and Dulaney), a manufacturer in Florida (J. T. Lin and Photon Data), and a consultant based in Washington, D.C. (Appler). The latter two cases are expected to settle in the near future. Pillar Point has itself been sued in two jurisdictions (Delaware and Texas) on matters related to its patents (Autonomous and Taboada). Pillar Point is also subject to antitrust counterclaims in several of the suits listed above, and in three lawsuits primarily relating to antitrust matters (Burlingame, Shepherd, and Garabet).

     Pillar Point Partners, et al. v. Barnet Dulaney Eye Center, et al. In September 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Arizona against David Dulaney, M.D., Ronald Barnet, M.D., and others. Plaintiffs later amended the complaint to add Sun Valley Acquisition Corporation, a wholly-owned subsidiary of Physicians Resource Group. The suit alleges infringement of and inducement to infringe certain Pillar Point patents, and seeks monetary damages and injunctive relief. The defendants filed an answer and counterclaim which denies infringement and requests a declaratory judgment that the patents in suit are invalid and unenforceable, alleging, among other things, patent misuse. The defendants have also moved the Court to strike the complaint and award defendants their costs in defending the lawsuit. In addition, in September 1997, the defendants added a series of counterclaims against Pillar Point, VISX, Summit, and several current and former VISX and Summit officers and directors,

                      VISX, INCORPORATED AND SUBSIDIARIES
including claims for alleged violations of antitrust laws and the Lanham Act. The counterclaims all stem from the same activity, namely the formation of Pillar Point, the charging of a per use royalty, and enforcement of the Pillar Point patents.

     Pillar Point Partners, et al. v. Jon Dishler, et al. In October 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Colorado against Jon G. Dishler, M.D. and several entities owned or controlled by him. Plaintiffs filed an amended complaint naming Telco -- The Excimer Laser Company PTY, Ltd., Lions Eye Institute, and Paul van Saarloos, as additional defendants. The suit alleges infringement of certain Pillar Point patents, and seeks monetary damages and injunctive relief. The defendants have filed an answer and counterclaims denying infringement, seeking a declaratory judgment that the patents in suit are invalid and unenforceable, and asserting alleged violations of the antitrust laws.

     Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd.
v. Pillar Point Partners, et al.; Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a The Laser Eye Center, v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. In November 1997, corporations controlled by Drs. Garabet and Shammas filed suit against the same parties as well as Stephen Trokel, M.D. All three actions were filed in the United States District Court for the Northern District of California. Generally, all plaintiffs allege that the per procedure royalty charged by Pillar Point to its licensees is a violation of the Sherman Act or of corresponding state antitrust laws. In addition, Drs. Garabet and Shammas are seeking a declaratory judgment that the patents held by Pillar Point are invalid and unenforceable on account of alleged antitrust violations. Each of the plaintiffs seeks monetary damages. Drs. Garabet and Shammas also seek punitive damages of an unspecified amount, injunctions against enforcement of the Pillar Point patents and against alleged continuing violations of the antitrust laws, attorneys' fees and costs.

     VISX believes that it and Pillar Point have meritorious defenses to the counterclaims asserted in the Dulaney and Dishler proceedings and to the claims asserted in the Burlingame, Shepherd and Garabet proceedings, and that the resolution of these proceedings will not have a material adverse effect on VISX's business, financial position or results of operations. However, these proceedings are in various stages of discovery and there can be no assurance as to the outcome of any of the suits.

     John Taboada v. Stephen L. Trokel, VISX, et al. In July 1997, John Taboada filed a complaint in the U.S. District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Summit Partner, and Pillar Point Partners. In February 1998, he amended the complaint to add Summit. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of U.S. patent No. 5,108,388 (the "'388 patent") which names Dr. Trokel as the inventor. The '388 patent has been assigned to VISX and is licensed to Pillar Point. Taboada also seeks to recover royalties paid to one or more of the defendants for licenses granted under the '388 patent, charges defendants with infringement of the '388 patent, charges violations of the Lanham Act, and seeks monetary damages and injunctive relief. VISX and the other defendants believe that Taboada's complaint is without merit and intend to vigorously defend it.

     To consolidate often conflicting discovery requests, and save resources and management time with respect to these matters, in November 1997 Pillar Point requested that several of the pending cases be consolidated by the Judicial Panel on Multidistrict Litigation ("JPML"). On December 19, 1997, the JPML ordered the counterclaims in the Dulaney and the Dishler suits consolidated with antitrust claims against Pillar Point Partners made in the Burlingame and Shepherd suits, and transferred all the cases to the District of Arizona for consolidated pretrial proceedings. The JPML conditionally transferred the Garabet and Taboada cases as well, although the attorneys in Taboada have filed a motion opposing the transfer.

                      VISX, INCORPORATED AND SUBSIDIARIES

  Other PPP Litigation

     Pillar Point Partners, et al. v. Jui-Teng Lin, et al.; Pillar Point Partners, et al. v. Appler. These suits were brought in January 1997, and September 1996, respectively. These suits allege direct and contributory infringement of certain Pillar Point patents, inducement to infringe those patents, and conspiracy to interfere with the plaintiffs' existing and prospective business relationships. The parties to each of these suits have agreed to a settlement in principle, but neither settlement is final.

     Autonomous Technologies Corporation v. Pillar Point Partners, et al. In October 1996, Autonomous brought an action in the U.S. District Court for the District of Delaware, against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. The action seeks declaratory relief that one of the Pillar Point patents is not infringed, is invalid and unenforceable, and that the defendants are otherwise barred from claiming that the Autonomous system infringes the same patent. Autonomous subsequently filed an amended complaint, adding two claims against VISX for alleged defamation and violation of Delaware's Uniform Deceptive Practices Act. In 1997, in connection with a settlement that resulted in a license to Autonomous of all VISX's non-U.S. patents, Autonomous agreed to drop those two claims against VISX. The defendants have brought a motion to dismiss the remaining claims made by Autonomous. No decision has been made on that motion, and discovery is on hold pending that decision. VISX believes that it and the other defendants have meritorious defenses to the remaining claims in this action, and that the resolution of those claims will not have a material adverse effect on VISX's business, financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

LITIGATION: SUMMIT

     In addition to litigation by or against Pillar Point, there are several inter-partnership disputes currently in litigation:

     VISX Partner, Inc. on behalf of Pillar Point Partners v. Summit. In August 1996, VISX Partner brought suit against Summit on behalf of Pillar Point. The suit, filed in the U.S. District Court for the District of Massachusetts, alleges breach of contract by Summit under its license agreement with Pillar Point. VISX Partner brought the suit on behalf of the partnership in accordance with provisions of the Pillar Point Agreement governing resolution of disputes. VISX Partner seeks damages in an amount not less than $4,500,000. The action is scheduled for trial in May 1998, but it is not possible to predict the outcome of the action or the effect, if any, that the resolution of the case will have on VISX's business, financial position or results of operations.

     VISX, Incorporated v. Pillar Point Partners, et al. In November 1997, VISX sued in the Superior Court for Santa Clara County, California, for declaratory judgment that its interpretation of the License-back to VISX Agreement with Pillar Point is correct. The suit is brought against Summit and Summit Partner, as well as against Pillar Point, which is a party to the contract. VISX sought this relief because Summit disagreed with the Company's decision to stop paying certain procedure royalties to Pillar Point in reliance on language in that contract. By the lawsuit, VISX seeks to ensure that the partners report royalties to Pillar Point on a consistent basis. Summit cross-claimed, alleging that royalties are due on the disputed procedures and that Summit alone, to the exclusion of Pillar Point, is entitled to the royalty payments allegedly owed by VISX. Summit seeks damages for alleged breach of the License-Back Agreement and a penalty for failing to mediate before filing the action. VISX cross-claimed against Summit Technology, asserting unfair competition and breach of contract claims. In addition, Pillar Point attempted to answer "in pro per." Since a partnership cannot appear in pro per VISX filed a motion to strike the answer. To the extent that VISX collects royalties from its customers but is not required to remit that money to Pillar Point, those royalties contribute directly to VISX's earnings. If VISX's interpretation of the agreement were found to be incorrect, VISX could be obligated to remit to Pillar Point all of the royalties not paid with respect to such procedures from October 1997 until the time of the judgment. In that instance, VISX believes that the contribution to VISX's

                      VISX, INCORPORATED AND SUBSIDIARIES
earnings from non-approved procedures performed on VISX Systems would be reduced to a percentage consistent with that reported in periods prior to October 1997. Summit contends that 100% of any such royalties would be payable to Summit, not to Pillar Point. Either result would have a material adverse effect on the Company's financial condition and results of operations.

     VISX Partner, Inc. v. Summit Partner, Inc. On February 17, 1998, VISX Partner brought suit in the Superior Court for Santa Clara County, California, seeking the dissolution and winding up of Pillar Point. VISX asserts that several deadlocks between the partners which have persisted for months and which concern matters which now have imminent adverse consequences to the partnership, render the continued operations of the partnership virtually impossible. Where a deadlock between the partners renders continuation of the partnership impractical or inequitable, the Uniform Partnership Act requires that the partnership be dissolved. Summit Partner has answered and cross-complained for breach of contract and "wrongful attempted dissolution," and is seeking indemnification, declaratory relief, and a penalty for failing to mediate before filing the action. On March 9, 1998, VISX filed a motion for order of dissolution and requested the appointment of a receiver during the pendency of the winding-up to administer partnership affairs. The matter is scheduled to be heard on April 28, 1998.

PATENT LITIGATION: NIDEK

     VISX is a party to patent-related litigation against Nidek, a competing manufacturer of LVC systems, in three countries: Canada, the United Kingdom and France. These proceedings, which allege patent infringement by Nidek and, in certain cases, customers of Nidek, were filed by VISX at various times between February 1994 and May 1997. The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. The United Kingdom and Canada proceedings are scheduled for trial in July 1998 and late 1998, respectively, and the proceeding in France is currently in the early pleading stage. In all three instances, it is impossible to predict the outcome of the litigation. However, VISX believes that the invalidity claims asserted by Nidek are without merit, and intends to vigorously defend its position. Adverse determinations in one or more of these lawsuits could limit VISX's ability to collect equipment and use royalties in certain markets. Any such adverse determination could therefore adversely affect VISX's future results of operations.

OTHER LITIGATION

     Product Liability. VISX requires all clinical investigators to advise persons treated in United States clinical trials that the procedure is investigational in nature and has not been determined to be safe or effective by the FDA. Nevertheless, certain individuals who were treated in United States clinical trials of the VISX System have sued their ophthalmologists and VISX following their surgery. VISX is currently named in one such suit pending in Louisiana. In addition, in April 1997 VISX was served with a lawsuit filed in Canada by a patient treated by a surgeon in Canada, not in connection with clinical trials. VISX believes that it has meritorious defenses to these actions, and that their resolution will not have a material adverse effect on the Company's business, financial position or results of operations. However, the Louisiana case is in the early pleading stages and discovery in the Canada case has not yet commenced. There can be no assurance as to the outcome of either suit.

     In addition, in November 1997, the trial began in a lawsuit in Pennsylvania which alleged, in part, that VISX was negligent in conducting its clinical trials for PTK. On November 11, 1997, following presentation of the plaintiffs' case, VISX was granted a directed verdict and was dismissed from the case. The plaintiff has filed post-trial motions and has indicated her intention to appeal if those motions are not granted.

     Employment Related. VISX is a party to a lawsuit by a former employee claiming wrongful discharge. The case was brought in January 1997, and is still in the discovery stage. The Company believes that the case

                      VISX, INCORPORATED AND SUBSIDIARIES
is without merit and that its resolution will not have a material adverse effect on the Company's business, financial position or results of operations.

     The Company is involved in various other legal proceedings which arise in the normal course of business. The Company could incur significant legal fees in connection with these matters, but in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's business, financial position or results of operations.

LITIGATION SETTLEMENTS

     In June 1997, the Company settled all outstanding U.S. and international patent disputes between itself and Summit. Under the settlement, VISX and Summit released each other and their customers from claims of past infringement and cross-licensed each other's foreign patents in the field of laser ablation of corneal tissue. In addition, as part of the agreement, an exclusive license to Summit's U.S. Azema patent was contributed to Pillar Point. The settlement required an exchange of payments resulting in a net payment of $4.5 million to Summit which was recorded as litigation settlement expense. The settlement excluded the lawsuit brought by VISX Partner, Inc. against Summit in Massachusetts in connection with partnership matters.

     In 1995 the Company reached settlement of two lawsuits: (1) a securities class action lawsuit against the Company which cost $2,250,000 net of insurance reimbursement, and (2) a lawsuit filed as a derivative action on behalf of the Company by a stockholder which cost $3,150,000 in reimbursement of legal fees and expenses to various parties to the suit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VISX, Incorporated:

     We have audited the accompanying consolidated balance sheets of VISX, Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 26, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISX

     The information required by this Item 10 regarding directors of VISX is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in the Company's definitive Proxy Statement (the "1997 Proxy Statement") to be filed with the Securities and Exchange Commission and relating to its Annual Meeting of Stockholders to be held on May 15, 1998.

     The officers of VISX are:

           NAME              AGE                           POSITION
           ----              ---                           --------
Mark B. Logan..............  59    Chairman of the Board, Chief Executive Officer and
                                   President
Elizabeth H. Davila........  53    Executive Vice President, Chief Operating Officer
Katrina J. Church..........  36    Vice President, General Counsel and Secretary
Carol F.H. Harner, Ph.D....  54    Vice President, Research and Development
James W. McCollum..........  44    Vice President, Marketing and Sales
Timothy R. Maier...........  49    Vice President, Chief Financial Officer
David M. Patino............  53    Vice President, Regulatory and Clinical Affairs
Douglas H. Post............  46    Vice President, Operations and Customer Support

     Mark B. Logan. Mr. Logan has served as Chairman of the Board, President and Chief Executive Officer of the Company since November 1994. From January 1992 to October 1994, Mr. Logan was Chairman of the Board, President and Chief Executive Officer of Insmed Pharmaceuticals, Inc., a development-stage biopharmaceutical company based in Charlottesville, Virginia. From 1967 to 1992, Mr. Logan held various senior management positions with Bausch & Lomb, Inc., Becton Dickinson & Company, and American Home Products Corporation. His responsibilities have included both medical devices and pharmaceuticals, and domestic and international assignments.

     Elizabeth H. Davila. Ms. Davila has been Executive Vice President and Chief Operating Officer since May 1995 From 1977 to 1994, Ms. Davila held senior management positions with Syntex Corporation which included Vice President of Quality and Reengineering, Vice President and Director of the Company's Drug Development Optimization Program, Vice President of Marketing and Sales for the Syva Company Diagnostics Division and Vice President of Marketing and Sales of the Syntex Ophthalmics Division.

     Katrina J. Church. Ms. Church has been Vice President, General Counsel since January 1995; she served as Corporate Counsel from June 1991 through December 1994. She has served as Secretary of the Company since May 1994. Before joining the Company in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California.

     Carol F. H. Harner, Ph.D. Dr. Harner has been Vice President, Research and Development, since December 1997. Prior to joining VISX, she was Vice President, Scientific Affairs of Collagen Corporation, and President of CollOptics, Inc., a subsidiary of Collagen Corporation. Before joining Collagen Corporation, Dr. Harner held senior management and scientific positions at Chiron Ophthalmics Inc. from 1986 to 1993, and Coopervision Surgical, from 1984 to 1986. Prior to that time, she was in academia for 13 years. Dr. Harner received both her Ph.D. in Molecular Biology and B.S. in Molecular Biology from the University of Utah.

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

     Timothy R. Maier. Mr. Maier has been Vice President, Chief Financial Officer since June 1995. From 1991 to June 1995, he served as Vice President, Chief Financial Officer of GenPharm International, Inc., a privately held international biotechnology company. From 1976 to 1991, Mr. Maier held various positions with Spectra-Physics, Inc., an international manufacturer of scientific and commercial laser products. His positions included Vice President of Finance, Operations Manager, and International Finance and Administration Manager.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 regarding compensation of VISX's directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 1998 Proxy Statement sections "Further Information Concerning the Board of Directors -- Director Compensation" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is incorporated into this item by reference to the 1998 Proxy Statement section "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 regarding certain relationships and related transactions with management of the Company is incorporated into this item by reference to the 1998 Proxy Statement sections "Further Information Concerning the Board of Directors" and "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 1997:

          FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
        Consolidated Balance Sheets.................................   23
        Consolidated Statements of Operations.......................   24
        Consolidated Statements of Stockholders' Equity.............   25
        Consolidated Statements of Cash Flows.......................   26
        Notes to Consolidated Financial Statements..................   27
        Report of Independent Public Accountants....................   39

    2. The following financial statement schedule is filed as part of this report:

             Schedule II -- Valuation and Qualifying Accounts.......   43

    3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1997.

(C) EXHIBITS. See Index to Exhibits.

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                           CHARGED TO
                                        BALANCE AT    --------------------
                                         START OF     COSTS &      OTHER                     BALANCE AT
             DESCRIPTION                  PERIOD      EXPENSES    ACCOUNTS    DEDUCTIONS    END OF PERIOD
             -----------                ----------    --------    --------    ----------    -------------
YEAR ENDED DECEMBER 31, 1995
  Allowance for bad debts.............     $ --         $ --        $--          $--            $ --

YEAR ENDED DECEMBER 31, 1996
  Allowance for bad debts.............       --          600         --           --             600

YEAR ENDED DECEMBER 31, 1997
  Allowance for bad debts.............      600          253         --           39             814

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISX, Incorporated
                                          a Delaware corporation

                                          By:       /s/ MARK B. LOGAN
                                            ------------------------------------
                                                       Mark B. Logan
                                              Chairman of the Board, President
                                                and Chief Executive Officer
Date: March 27, 1998

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ MARK B. LOGAN                                Chairman of the Board, President,     March 27, 1998
---------------------------------------------       Chief Executive Officer and
Mark B. Logan                                                 Director

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ TIMOTHY R. MAIER                              Vice President, Chief Financial      March 27, 1998
---------------------------------------------                 Officer
Timothy R. Maier

ADDITIONAL DIRECTORS:

/s/ ELIZABETH H. DAVILA                           Executive Vice President, Chief      March 27, 1998
---------------------------------------------     Operating Officer, and Director
Elizabeth H. Davila

/s/ GLENDON E. FRENCH                                         Director                 March 27, 1998
---------------------------------------------
Glendon E. French

/s/ JOHN W. GALIARDO                                          Director                 March 27, 1998
---------------------------------------------
John W. Galiardo

/s/ RICHARD B. SAYFORD                                        Director                 March 27, 1998
---------------------------------------------
Richard B. Sayford

                               VISX, INCORPORATED

                               INDEX TO EXHIBITS
                                  [ITEM 14(C)]

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1*     Amended and Restated Certificate of Incorporation
              (previously filed as Exhibit 3 to Quarterly Report on Form
              10-Q for the quarter ended September 30, 1996)
     3.2*     Amended and Restated Bylaws as revised through December 13,
              1995 (previously filed as Exhibit 3 to Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1996)
     4.1*     Reference is made to Exhibits 3.1 and 3.2
     4.2*     Specimen Common Stock Certificate (previously filed as
              Exhibit 4.2 to Annual Report on Form 10-K, File No. 1-10694,
              for the fiscal year ended December 31, 1990)
    10.1*     Stock Option Plan (previously filed as Exhibit 10(E) to Form
              S-1 Registration Statement No. 33-23844)
    10.2*     1990 Stock Option Plan (previously filed as Exhibit 10.39 to
              Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
    10.3*     Agreement dated as of January 1, 1992, between International
              Business Machines Corporation and the Company (previously
              filed as Exhibit 10.34 to Amendment No. 1 to Form S-1
              Registration Statement No. 33-46311)
    10.4*     Formation Agreement dated June 3, 1992, among Summit
              Technology, Inc., VISX, Incorporated, Summit Partner, Inc.,
              and VISX Partner, Inc. (previously filed as Exhibit 10.1 to
              Form 8-K dated June 3, 1992)
    10.5*     General Partnership Agreement of Pillar Point Partners dated
              June 3, 1992, between VISX Partner, Inc. and Summit Partner,
              Inc. (previously filed as Exhibit 10.2 to Form 8-K dated
              June 3, 1992)
    10.6*     License-back to VISX Agreement dated June 3, 1992, between
              Pillar Point Partners and the Company (previously filed as
              Exhibit 10.3 to Form 8-K dated June 3, 1992)
    10.7*     Lease dated July 16, 1992, as amended October 2, 1992,
              between the Company and Sobrato Interests, a California
              limited partnership (previously filed as Exhibit 10.1 to
              Form 10-Q for the quarter ended September 30, 1992)
    10.8*     1993 Flexible Stock Incentive Plan (previously filed as
              Exhibit 10.28 to Annual Report on Form 10-K dated March 30,
              1993)
    10.9*     1993 Employee Stock Purchase Plan (previously filed as
              Exhibit 10.29 to Annual Report on Form 10-K dated March 30,
              1993)
    10.10*    Form of Subscription Agreement (previously filed as Exhibit
              10.24 to Form 10-K for the year ended December 31, 1994)
    10.11*    Complaint filed on September 26, 1994 in the Superior Court for the County of Santa Clara by CAP Advisers Limited, CAP
              Trust, and Osterfak, Ltd. (previously filed as Exhibit 5.1 to Form 8-K dated September 26, 1994)
    10.12*+   Agreement effective as of November 20, 1995, among the
              Company, Alcon Laboratories, Inc., and Alcon
              Pharmaceuticals, Ltd. (previously filed as Exhibit 10.28 to
              Form 10-K for the year ended December 31, 1995)
    10.13*    Agreement and Stipulation of Settlement filed on November
              20, 1995, in the Superior Court for the County of Santa
              Clara (previously filed as Exhibit 10.29 to Form 10-K for
              the year ended December 31, 1995)
    10.14*    Second Amendment to Lease dated March 8, 1996, between the
              Company and Sobrato Interests, a California limited
              partnership (previously filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1995)
    10.15*    1995 Stock Plan (previously filed as Exhibit 10.2 to
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              1996)
    10.16*    1995 Director Option Plan (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June
              30, 1996)
    10.17*    1996 Supplemental Stock Plan (previously filed as Exhibit
              10.3 to Form S-8 Registration Statement No. 333-23999)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.18*+   Settlement Agreement dated June 17, 1997 (previously filed as Exhibit 99.1 to Current Report on Form 8-K dated June 17,
              1997)
    21.1      Subsidiaries
    23.1      Consent of Independent Public Accountants
    27.1      Financial Data Schedule (EDGAR-filed version only)

---------------

* Previously filed.

+ Confidential Treatment has been requested and granted for certain portions of this exhibit.