Form 10-Q
period 1998-03-31
VISX INC
filed 1998-05-08
CIK 837991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                        ---------------------------------

                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM_________ TO_________

                         Commission File Number 1-10694

                  --------------------------------------------

                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)

                  --------------------------------------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]


Total number of shares of common stock outstanding as of April 30, 1998:
15,214,272.

                               VISX, INCORPORATED
                                TABLE OF CONTENTS



                                                                                                                      PAGE
PART I.             FINANCIAL INFORMATION

           ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                    Condensed Consolidated Interim Balance Sheets as                                                  3
                    of March 31, 1998 and December 31, 1997

                    Condensed Consolidated Interim Statements of Operations for
                    the Three Months Ended March 31, 1998 and 1997                                                    4

                    Condensed Consolidated Interim Statements of Cash Flows for the
                    Three Months Ended March 31, 1998 and 1997                                                        5

                    Notes to Condensed Consolidated Interim Financial Statements                                      6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    Overview                                                                                          8

                    Results of Operations                                                                             8

                    Liquidity and Capital Resources                                                                  10

PART II             OTHER INFORMATION

           ITEM 1.  Legal Proceedings                                                                                10

           ITEM 6.  Exhibits and Reports on Form 8-K                                                                 12

           SIGNATURES                                                                                                13

PART I. FINANCIAL INFORMATION

   ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                     ASSETS
                                                                            March 31,     December 31,
                                                                              1998           1997
                                                                            ---------      ---------
                                                                          (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $  47,926      $  29,952
     Short-term investments                                                    58,651         70,881
     Accounts  receivable,  net of allowance  for  doubtful
       accounts of $1,000 and $814, respectively                               14,854         16,478
     Inventories                                                                5,704          4,747
     Prepaid expenses and deferred tax assets                                   2,281          1,875
                                                                            ---------      ---------
         Total current assets                                                 129,416        123,933

PROPERTY AND EQUIPMENT, NET                                                     3,967          4,032
OTHER ASSETS                                                                    4,082          2,387
                                                                            ---------      ---------
                                                                            $ 137,465      $ 130,352
                                                                            =========      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                       $   6,424      $   5,453
     Accrued liabilities                                                       17,885         14,600
                                                                            ---------      ---------
         Total current liabilities                                             24,309         20,053
                                                                            ---------      ---------

STOCKHOLDERS' EQUITY:
     Common stock:  $.01 par value, 90,000,000 shares authorized;
       15,517,508 shares issued                                                   155            155
     Additional paid-in capital                                               133,643        133,696
     Treasury stock, at cost:  420,290 and 156,000 shares, respectively        (9,451)        (3,442)
     Unrealized holding gain (loss) on available-for-sale securities               10             53
     Accumulated deficit                                                      (11,201)       (20,163)
                                                                            ---------      ---------
         Total stockholders' equity                                           113,156        110,299
                                                                            ---------      ---------
                                                                            $ 137,465      $ 130,352
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

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                Three months ended
                                                    March 31,
                                               -------------------
                                                1998         1997
                                               -------     -------
                                                   (unaudited)
REVENUES:
     System sales                              $ 7,560     $10,097
     License, service and other revenues        16,750       5,646
                                               -------     -------
        Total revenues                          24,310      15,743
                                               -------     -------

COSTS AND EXPENSES:
     Cost of revenues                            5,830       6,464
     Marketing, general and administrative       5,698       5,315
     Research, development and regulatory        2,411       2,112
                                               -------     -------
        Total costs and expenses                13,939      13,891
                                               -------     -------

INCOME FROM OPERATIONS                          10,371       1,852
     Interest and other income                   1,421       1,215
                                               -------     -------

INCOME BEFORE PROVISION FOR INCOME TAXES        11,792       3,067
     Provision for income taxes                  2,830         368
                                               -------     -------

NET INCOME                                     $ 8,962     $ 2,699
                                               =======     =======

EARNINGS PER SHARE
     Basic                                     $  0.59     $  0.18
                                               =======     =======
     Diluted                                   $  0.58     $  0.17
                                               =======     =======

SHARES USED FOR EARNINGS PER SHARE
     Basic                                      15,216      15,386
                                               =======     =======
     Diluted                                    15,558      15,810
                                               =======     =======



The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                       Three months ended
                                                                                                            March 31,
                                                                                                     ----------------------
                                                                                                       1998           1997
                                                                                                     --------      --------
                                                                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                      $  8,962      $  2,699
     Adjustments to reconcile net income to net cash provided by (used in) operating activities:
          Depreciation and amortization                                                                   476           426
          Increase (decrease) in cash flows from changes in operating assets and liabilities:
              Accounts receivable                                                                       1,624        (5,861)
              Inventories                                                                                (957)          545
              Prepaid expenses and deferred tax assets                                                   (406)         (126)
              Other assets                                                                             (1,840)         (114)
              Accounts payable                                                                            971           332
              Accrued liabilities                                                                       3,285          (591)
                                                                                                     --------      --------
          Net cash provided by operating activities                                                    12,115        (2,690)
                                                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                                (266)         (695)
     Purchase of short-term investments                                                               (81,903)       (6,921)
     Proceeds from maturities of short-term investments                                                94,090            --
                                                                                                     --------      --------
          Net cash provided by (used in) investing activities                                          11,921        (7,616)
                                                                                                     --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                                                            --            --
     Repurchases of common stock, net of shares used for option exercises                              (6,062)         (847)
                                                                                                     --------      --------
          Net cash provided by (used in) financing activities                                          (6,062)         (847)
                                                                                                     --------      --------

Net increase (decrease) in cash and cash equivalents                                                   17,974       (11,153)
Cash and cash equivalents, beginning of period                                                         29,952        24,909
                                                                                                     --------      --------
Cash and cash equivalents, end of period                                                             $ 47,926      $ 13,756
                                                                                                     ========      ========



The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

            The accompanying interim financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's 1997 annual report on Form 10-K.


1.          BASIS OF PRESENTATION:

            The Condensed Consolidated Interim Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These Condensed Consolidated Interim Financial Statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

            The Condensed Consolidated Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim period.


2.          EARNINGS PER SHARE:

            Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method.


                                                                           Three Months Ended
                                                                               March 31,
                                                                          -------------------
                                                                            1998        1997
                                                                          -------     -------
NET INCOME ..........................................................     $ 8,962     $ 2,699
                                                                          =======     =======

BASIC EARNINGS PER SHARE
  Income available to common shareholders ...........................     $ 8,962     $ 2,699
  Weighted average common shares outstanding ........................      15,216      15,386
                                                                          -------     -------

  Basic earnings per share ..........................................     $  0.59     $  0.18
                                                                          =======     =======

DILUTED EARNINGS PER SHARE
  Income available to common shareholders ...........................     $ 8,962     $ 2,699
                                                                          -------     -------

  Weighted average common shares outstanding ........................      15,216      15,386
  Dilutive potential common shares from stock options ...............         342         424
                                                                          -------     -------

  Weighted average common shares and dilutive potential common shares      15,558      15,810
                                                                          -------     -------

  Diluted earnings per share ........................................     $  0.58     $  0.17
                                                                          =======     =======

            Weighted average options outstanding to purchase 670,000 and 679,000 shares during the three month periods ended March 31, 1998 and 1997, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during those periods.


3. INVENTORIES (in thousands):


                                                  March 31,      December 31,
                                                    1998            1997
                                                  ---------      ------------
                                                 (unaudited)
          Raw materials and subassemblies          $2,557          $2,487
          Work in process ...............           1,964           1,538
          Finished goods ................           1,183             722
                                                   ------          ------
            Total .......................          $5,704          $4,747
                                                   ======          ======



4.          COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard.


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              -------------------------
                                                                               1998               1997
                                                                              -------           -------
NET INCOME .........................................................          $ 8,962           $ 2,699

OTHER COMPREHENSIVE INCOME
  Unrealized holding gains (losses) on available-for-sale securities              (43)             (101)
                                                                              -------           -------

COMPREHENSIVE INCOME ...............................................          $ 8,919           $ 2,598
                                                                              =======           =======

5.          LITIGATION

            See Part II - Other Information, Item 1 - Legal Proceedings for a discussion of new proceedings and new developments on previously disclosed proceedings.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those identified below. In particular, the factors set forth in the Company's 1997 annual report on Form 10-K under Item 1. Business -- "Market Acceptance of Laser Vision Correction," "Reliance on Patents and Proprietary Technology," "Risks Relating to Pillar Point Partners; Patent Litigation," "Government Regulation; Unapproved Lasers,"

"Manufacturing, Components and Raw Materials," "Competition," "Product Liability and Insurance" and under Item 3 -- Legal Proceedings may cause the Company's actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to other information presented in this report. This MD&A should be read in conjunction with the MD&A included in the Company's 1997 annual report on Form 10-K.

OVERVIEW

            Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for laser vision correction and has been manufacturing such systems since 1987. The U.S. Food and Drug Administration ("FDA") granted pre-market approval ("PMA") for use of the VISX STAR S2 Excimer Laser System(TM) ("VISX System") for the following indications: phototherapeutic keratectomy ("PTK") on September 29, 1995, photorefractive keratectomy treatment of low to moderate myopia ("PRK") on March 27, 1996, PRK treatment of low to moderate myopia with astigmatism on April 25, 1997 and PRK treatment of higher degrees of myopia with astigmatism on January 29, 1998.

            The Company's future growth and ability to sustain profitability cannot be predicted with certainty and will be influenced by a variety of factors. These include the extent to which laser vision correction is broadly accepted in the United States and key international markets targeted by the Company, the degree to which the Company is successful in generating license revenue from its patent rights, developments in patent litigation both in support of the Company's patents and in defense of claims of infringement, developments with respect to other litigation to which the Company is a party or in which it may become involved, and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. As a result of these factors, as well as those set forth in the above referenced portions of the Business and Legal Proceedings sections of the Company's 1997 annual report on Form 10-K, there can be no assurance that the Company will be able to sustain profitability. In particular, adverse determinations in the Company's pending legal proceedings described in
Part II, Item 1 of this report and in the Company's annual report on Form 10-K for the year ended December 31, 1997 could have a material adverse effect on the Company's business, financial condition and results of operations. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.


RESULTS OF OPERATIONS

                                                  Three Months Ended March 31,
                                           ---------------------------------------------
REVENUES                                     1998             1997               Change
                                           -------           -------               ---
System sales ....................          $ 7,560           $10,097               (25%)
      Percent of total revenues .             31.1%             64.1%
License, service & other revenues           16,750             5,646               197%
      Percent of total revenues .             68.9%             35.9%
Total ...........................          $24,310           $15,743                54%


            System sales decreased in the U.S. market in the first quarter of 1998 from the comparable period of 1997. In the U.S., unit shipments in the first quarter of 1997 benefited from a concentration of orders from companies opening new laser vision correction centers, while the first quarter of 1998 reflected a wider array of customers purchasing a slightly smaller number of units. The average price for systems declined in the U.S. due to the fact that a higher percentage of customers traded in competitor laser systems and received trade-in credits in 1998 than in 1997. International system sales volume was relatively unchanged.

            License, service and other revenue increased in the first quarter of 1998 over the comparable period of 1997 due principally to growth in license revenue. Procedure volume grew significantly and, in addition, commencing in October 1997 the Company recognized that it did not owe royalties to Pillar Point Partners ("Pillar Point") for certain patented procedures performed using the VISX System which have not been approved by the FDA. Accordingly, since October 1997 the Company has recorded the full fee for such procedures as license revenue, whereas it had previously recorded only the portion received back from Pillar Point as license revenue. If VISX's interpretation of the Pillar Point Agreement were found to be incorrect, VISX could be obligated to remit to Pillar Point all the royalties it did not pay with respect to such procedures from October 1997 until the time of the judgment. In that instance, the contribution to VISX's earnings up until that judgment from non-approved procedures performed on VISX Systems would be reduced to a percentage consistent with that reported in periods prior to October 1997. Summit Technology, Inc. ("Summit") contends that 100% of any such royalties would be payable to Summit, not Pillar Point. Either result would have a material adverse effect on the Company's financial condition and results of operations.


                                                 Three Months Ended March 31,
                                         ------------------------------------------------
COSTS & EXPENSES                           1998               1997                Change
                                         --------           --------             --------
Cost of revenues ..............          $  5,830           $  6,464                (10%)
      Percent of total revenues              24.0%              41.1%
Marketing, gen'l and admin ....             5,698              5,315                  7%
      Percent of total revenues              23.4%              33.8%
R&D and regulatory ............             2,411              2,112                 14%
      Percent of total revenues               9.9%              13.4%

            Cost of revenues was down in the first quarter of 1998 from the comparable period of 1997 due to a reduction in systems sold. Cost of revenues on system sales, as a percentage of system sales, was higher in the first quarter of 1998 than in the comparable period of 1997 due to a decline in the average price for systems sold in the U.S. Marketing, general and administrative expenses increased in the first quarter of 1998 over the comparable period of 1997 as the result of higher marketing and administrative expenses partially offset by a decline in legal expenses. Research, development and regulatory costs increased in the first quarter of 1998 over the comparable period of 1997 due to increased research and development expenses associated with the development of new products and technologies.

            Interest and other income increased due to higher average balances of cash, cash equivalents and short-term investments.

            The provision for income taxes covers taxes due under Federal statutes and state taxes at regular rates, net of credits anticipated. The tax provision rate increased in 1998 over 1997 due to the expectation that the Company's taxable income in 1998 may exceed its remaining net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

            Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                                       March 31,        December 31,
                                                                         1998               1997
                                                                        -------           -------
            Cash, cash equivalents and short-term investments          $106,577          $100,833
            Working capital .................................           105,107           103,880

            Cash was generated mainly by profits from operations, with additional cash arising from short term increases in accounts payable and accrued taxes. Offsetting this, approximately $6,100,000 of cash was used to repurchase the Company's common stock.

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


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

VISX is a party to a number of patent-related legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit VISX's ability to collect equipment and use fees in certain markets and have a material, adverse effect on VISX's business, financial position and results of operations. VISX is also a party to various other legal proceedings. For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1997. During the quarter ended March 31, 1998, there were no material developments with respect to such previously existing proceedings, except as follows:

LITIGATION AND ADMINISTRATIVE PROCEEDINGS: PILLAR POINT PARTNERS

Antitrust Proceedings and Litigation

            In connection with the FTC administrative proceedings commenced March 24, 1998, there was a scheduling conference on April 22, 1998. At that conference, the parties agreed to a pretrial schedule which anticipates that the administrative hearing will begin October 13, 1998. For a more detailed description of this proceeding, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

            In the wake of the filing of the FTC complaint, VISX has been named in ten purported class action lawsuits alleging violations of, inter alia, the California and federal antitrust laws. Although each lawsuit has slight variations, each complaint appears to draw heavily from the FTC complaint. Each of the lawsuits requests monetary damages, ranging from $30 million to $90 million if the plaintiffs prevail in litigation, with requests that the awards be trebled in accordance with the provisions of the antitrust laws. In addition, eight of the lawsuits request injunctive relief.

            It is anticipated that the litigation will be consolidated. One of the lawsuits, filed in federal court in Massachusetts, has already been conditionally transferred to the Multi-District Litigation in Arizona (discussed below). Camp v. Summit et al. (USDC Mass., Mar. 26, 1998). The remaining nine lawsuits are all in California, and the plaintiffs have requested that these be consolidated. Seven of the nine California suits were brought in Santa Clara County Superior Court, and involve class representatives who have undergone laser vision correction during the proposed class period. Synder v. VISX et al. (Mar. 26, 1998); Thomas v. VISX et al. (Mar. 31, 1998); Mobsby v. Summit et al. (Mar. 30, 1998); Ocariz (April 17, 1998); Hermans (April 20, 1998); Bartlett v. VISX et al. (Apr. 27, 1998); Geniusz v. PPP et al. (Apr. 27, 1998). The eighth California suit was also brought in Santa Clara County Superior Court, but the class representative is a business which owns a Summit excimer laser system. Metropolitan Eye Center and Outpatient Surgical Facility, Inc. v. Summit et al. (April 21, 1998). The ninth California suit, brought in San Diego County Superior Court (California), alleges violations of the California antitrust laws. Ballard v. Summit et al. (Apr. 3, 1998).

            Although VISX is aware of these lawsuits, several of them have not been served on the Company as of the date of this Report. The others are all in the very early pleading stages, and it is too early to give assurances as to the outcome of the suits. Nevertheless, to the extent that the complaints mirror the FTC action, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously.

            Multi-District Litigation. To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point Partners, in November 1997 Pillar Point requested that several of the pending cases be consolidated by the Judicial Panel on Multidistrict Litigation ("JPML"). To date, the JPML has ordered the counterclaims in Pillar Point Partners, et al. v. Barnet Dulaney Eye Center, et al. and Pillar Point Partners, et al. v. Jon Dishler, et al. consolidated with antitrust claims against Pillar Point Partners made in Burlingame v. Pillar Point Partners, et al. and John R. Shepherd, M.D., Ltd. v. Pillar Point Partners, et al. The JPML transferred all the cases to the District of Arizona for consolidated pretrial proceedings. In addition, the JPML has conditionally transferred Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a The Laser Eye Center, v. Pillar Point Partners, et al. and John Taboada v. Stephen
L. Trokel, VISX, et al., although the attorneys in Taboada have filed a motion opposing the transfer. For a more detailed description of these lawsuits, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Camp case, discussed above, was conditionally transferred on April 13, 1998. The JPML has also conditionally transferred Pillar Point Partners, et al., v. Jui-Teng Lin, et al. Since the parties believe that that case can settle in the near future, however, they have opposed the transfer of the case to Arizona.

            VISX believes that it and Pillar Point have meritorious defenses to the claims and counterclaims asserted in the litigation described above, and that the resolution of these proceedings will not have a material adverse effect on VISX's business, financial position or results of operations. These proceedings, however, are in various stages of discovery and there can be no assurance as to the outcome of any of the suits.

LITIGATION:  SUMMIT

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

            VISX Partner, Inc. v. Summit Partner, Inc. On February 17, 1998, VISX Partner brought suit in the Superior Court for Santa Clara County, California, seeking the dissolution and winding up of Pillar Point. On March 9, 1998, VISX filed a motion for order of dissolution and requested the appointment of a receiver during the pendency of the winding-up to administer partnership affairs. At a hearing on April 28, 1998, the judge denied VISX's motion, expressing a preference to decide the entire matter at an expedited trial. VISX expects to file a motion for expedited review by mid-May 1998.

OTHER LITIGATION

            Employment Related. On April 14, 1998, VISX was awarded summary judgment dismissing the lawsuit by a former employee claiming wrongful discharge. The case was brought in January 1997. The plaintiff has indicated his intention to appeal.

            The Company is involved in various other legal proceedings which arise in the normal course of business. The Company could incur significant legal fees in connection with these other matters, but in the opinion of management, their ultimate disposition will not have a material adverse effect on the Company's business, financial position or results of operations.


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

                                              VISX, Incorporated
                                              (Registrant)





May 7, 1998                                   /s/Mark B. Logan
(Date)                                        -------------------------------
                                              Mark B. Logan
                                              Chairman of the Board and
                                              Chief Executive Officer





May 7, 1998                                   /s/Timothy R. Maier
(Date)                                        -------------------------------
                                              Timothy R. Maier
                                              Vice President and
                                              Chief Financial Officer (principal
                                              financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit                 Description
-------                 -----------

  27            Financial Data Schedule