Form 10-Q
period 1998-06-30
VISX INC
filed 1998-08-10
CIK 837991

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                        ---------------------------------

                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Transition Period from           to
                                             ----------   --------

                         Commission File Number 1-10694

                        ---------------------------------

                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)

                        ---------------------------------



               Delaware                                      06-1161793
             ------------                                  --------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       --      --

          Total number of shares of common stock outstanding as of July 31, 1998: 15,301,968.
           ----------

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                              PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Interim Financial Statements

           Condensed Consolidated Interim Balance Sheets as                                    3
           of June 30, 1998 and December 31, 1997

           Condensed Consolidated Interim Statements of Operations for the                     4
           Three Months Ended June 30, 1998 and 1997 and for the Six
           Months Ended June 30, 1998 and 1997

           Condensed Consolidated Interim Statements of Cash Flows for the Six Months          5
           Ended June 30, 1998 and 1997

           Notes to Condensed Consolidated Interim Financial Statements                        6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations

           Overview                                                                            8

           Results of Operations                                                               9

           Liquidity and Capital Resources                                                     10

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                   11

  Item 4.  Submission of Matters to a Vote of Security Holders                                 13

  Item 6.  Exhibits and Reports on Form 8-K                                                    13

SIGNATURES                                                                                     14

PART I. FINANCIAL INFORMATION

   Item 1.    Condensed Consolidated Interim Financial Statements

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                     ASSETS

                                                                                 June 30,        December 31,
                                                                                  1998                1997
                                                                                ---------        -----------
                                                                               (unaudited)
Current Assets:
    Cash and cash equivalents ...........................................       $  26,072          $  29,952
    Short-term investments ..............................................          59,732             70,881
    Accounts receivable, net of allowance for doubtful
      accounts of $1,202 and $814, respectively .........................          20,304             16,478
    Inventories .........................................................           5,886              4,747
    Prepaid expenses and deferred tax assets ............................           4,664              1,875
                                                                                ---------          ---------
       Total current assets .............................................         116,658            123,933

Property and Equipment, net .............................................           3,964              4,032
Other Assets ............................................................           3,812              2,387
                                                                                ---------          ---------
                                                                                $ 124,434          $ 130,352
                                                                                =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ....................................................       $   5,763          $   5,453
    Accrued liabilities .................................................          18,677             14,600
                                                                                ---------          ---------
       Total current liabilities ........................................          24,440             20,053
                                                                                ---------          ---------

Stockholders' Equity:
    Common stock:  $.01 par value, 90,000,000 shares authorized;
      15,517,508 shares issued ..........................................             155                155
    Additional paid-in capital ..........................................         132,847            133,696
    Treasury stock, at cost:  259,786 and 156,000 shares, respectively...          (6,506)            (3,442)
    Unrealized holding gain (loss) on available-for-sale securities .....              28                 53
    Accumulated deficit .................................................         (26,530)           (20,163)
                                                                                ---------          ---------
        Total stockholders' equity ......................................          99,994            110,299
                                                                                ---------          ---------
                                                                                $ 124,434          $ 130,352
                                                                                =========          =========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                               Three months ended                 Six months ended
                                                                     June 30,                           June 30,
                                                            --------------------------          --------------------------
                                                              1998              1997              1998              1997
                                                            --------          --------          --------          --------
                                                                   (unaudited)                          (unaudited)
Revenues:
    System sales ..................................         $  9,435          $  8,176          $ 16,995          $ 18,273
    License, service and other revenues ...........           22,228             7,419            38,978            13,065
                                                            --------          --------          --------          --------
      Total revenues ..............................           31,663            15,595            55,973            31,338
                                                            --------          --------          --------          --------

Costs and Expenses:
    Cost of revenues ..............................            7,477             4,558            13,307            11,022
    Marketing, general and administrative .........            6,956             5,872            12,654            11,187
    Research, development and regulatory ..........            2,806             2,594             5,217             4,706
                                                            --------          --------          --------          --------
      Total costs and expenses ....................           17,239            13,024            31,178            26,915
                                                            --------          --------          --------          --------

Income From Operations ............................           14,424             2,571            24,795             4,423

    Interest and other income .....................            1,380             1,162             2,801             2,377
    Litigation settlement .........................          (35,000)           (4,500)          (35,000)           (4,500)
                                                            --------          --------          --------          --------

Income (Loss) Before Provision (Benefit) For
    Income Taxes ..................................          (19,196)             (767)           (7,404)            2,300
    Provision (benefit) for income taxes ..........           (3,867)              (92)           (1,037)              276
                                                            --------          --------          --------          --------

Net Income (Loss) .................................         $(15,329)         $   (675)         $ (6,367)         $  2,024
                                                            ========          ========          ========          ========

Earnings (Loss) Per Share
    Basic .........................................         $  (1.01)         $  (0.04)         $  (0.42)         $   0.13
                                                            ========          ========          ========          ========
    Diluted .......................................         $  (1.01)         $  (0.04)         $  (0.42)         $   0.13
                                                            ========          ========          ========          ========

Shares Used For Earnings (Loss) Per Share
    Basic .........................................           15,190            15,454            15,203            15,408
                                                            ========          ========          ========          ========
    Diluted .......................................           15,190            15,454            15,203            15,849
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

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                          Six months ended
                                                                                              June 30,
                                                                                      --------------------------
                                                                                        1998              1997
                                                                                      --------          --------
                                                                                               (unaudited)
Cash flows from operating activities:
    Net income (loss) .......................................................         $ (6,367)         $  2,024
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and amortization ........................................              973               892
       Increase (decrease) in cash flows from changes in operating assets and liabilities:
           Accounts receivable ..............................................           (3,826)           (6,705)
           Inventories ......................................................           (1,139)             (545)
           Prepaid expenses and deferred tax assets .........................           (2,789)             (505)
           Other assets .....................................................           (1,714)             (247)
           Accounts payable .................................................              310             1,251
           Accrued liabilities ..............................................            4,077               299
                                                                                      --------          --------
       Net cash provided by (used in) operating activities ..................          (10,475)           (3,536)
                                                                                      --------          --------

Cash flows from investing activities:
    Capital expenditures ....................................................             (616)           (1,168)
    Purchase of short-term investments ......................................          (59,372)          (40,070)
    Proceeds from maturities of short-term investments ......................           70,496            48,400
                                                                                      --------          --------
       Net cash provided by (used in) investing activities ..................           10,508             7,162
                                                                                      --------          --------

Cash flows from financing activities:
    Net proceeds from new issuance of common stock ..........................               --               900
    Repurchases of common stock, net of shares used for option exercises ....           (3,913)             (628)
                                                                                      --------          --------
       Net cash provided by (used in) financing activities ..................           (3,913)              272
                                                                                      --------          --------

Net increase (decrease) in cash and cash equivalents ........................           (3,880)            3,898
Cash and cash equivalents, beginning of period ..............................           29,952            24,909
                                                                                      --------          --------
Cash and cash equivalents, end of period ....................................         $ 26,072          $ 28,807
                                                                                      ========          ========



The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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


                                                                             Three Months Ended           Six Months Ended
                                                                                   June 30,                      June 30,
                                                                            ----------------------       -----------------------
                                                                             1998           1997           1998           1997
                                                                           --------       --------       --------       --------
NET INCOME (LOSS) ......................................................   $(15,329)      $   (675)      $ (6,367)      $  2,024
                                                                           ========       ========       ========       ========

BASIC EARNINGS (LOSS) PER SHARE
  Income (loss) available to common shareholders .......................   $(15,329)      $   (675)      $ (6,367)      $  2,024
  Weighted average common shares outstanding ...........................     15,190         15,454         15,203         15,408
                                                                           --------       --------       --------       --------

  Basic earnings (loss) per share ......................................   $  (1.01)      $  (0.04)      $  (0.42)      $   0.13
                                                                           ========       ========       ========       ========

DILUTED EARNINGS (LOSS) PER SHARE
  Income (loss) available to common shareholders .......................   $(15,329)      $   (675)      $ (6,367)      $  2,024
                                                                           --------       --------       --------       --------

  Weighted average common shares outstanding ...........................     15,190         15,454         15,203         15,408
  Dilutive potential common shares from stock options ..................         --             --             --            441
                                                                           --------       --------       --------       --------

  Weighted average common shares and dilutive potential common shares ..     15,190         15,454         15,203         15,849
                                                                           --------       --------       --------       --------

  Diluted earnings (loss) per share ....................................   $  (1.01)      $  (0.04)      $  (0.42)      $   0.13
                                                                           ========       ========       ========       ========

         All options outstanding during the three and six months ended June 30, 1998 and during the three months ended June 30, 1997 were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive. Weighted average options outstanding to purchase 670,000 shares during the six months ended June 30, 1997 were excluded from the computation of diluted earnings per share because the exercise prices for these options were greater than the average market price of the Company's common stock during this period.

3. Inventories (in thousands):

                                               June 30,     December 31,
                                                 1998          1997
                                               --------     -----------
                                             (unaudited)
         Raw materials and subassemblies        $3,150        $2,487
         Work in process ...............         1,857         1,538
         Finished goods ................           879           722
                                                ------        ------
           Total .......................        $5,886        $4,747
                                                ======        ======

4.       Comprehensive Income

The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard.

                                                                          Three Months Ended            Six Months Ended
                                                                                June 30,                      June 30,
                                                                        -----------------------       -----------------------
                                                                          1998           1997           1998           1997
                                                                        --------       --------       --------       --------
         NET INCOME (LOSS) .......................................      $(15,329)      $   (675)      $ (6,367)      $  2,024

         OTHER COMPREHENSIVE INCOME
           Unrealized holding gains (losses) on available-for-sale
              securities..........................................            18            122            (25)            21
                                                                        --------       --------       --------       --------

         COMPREHENSIVE INCOME (LOSS) .............................      $(15,311)      $   (553)      $ (6,392)      $  2,045
                                                                        ========       ========       ========       ========

5.       Litigation

         On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. Each party retained all rights to license its own patents to other manufacturers. VISX and Summit have also granted each other a worldwide, royalty free cross license. Each party has full rights to grant to its laser system users licenses to all patents owned by either party relating to laser ablation of corneal tissue. Under the terms of the agreement, VISX paid Summit a total of $35 million to settle litigation and other disputes related to Pillar Point. The litigation pending between VISX and Summit, namely, VISX , Incorporated v. Pillar Point Partners, et al., and VISX Partner, Inc. on behalf of Pillar Point Partners v. Summit Technology, Inc., and VISX Partner, Inc. v. Summit Partner, Inc., has been dismissed. See Part II - Other Information, Item 1 - Legal Proceedings for a discussion of new proceedings and new developments on previously disclosed proceedings.

6.       New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not expect the adoption of SFAS No. 133, required beginning January 2000, to have a material effect on its consolidated financial statements.

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

Overview

         Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for laser vision correction and has been manufacturing such systems since 1987. The U.S. Food and Drug Administration ("FDA") granted pre-market approval ("PMA") for use of the VISX STAR Excimer Laser System(TM) ("VISX System") for the following indications: phototherapeutic keratectomy ("PTK") on September 29, 1995, photorefractive keratectomy treatment of low to moderate myopia ("PRK") on March 27, 1996, PRK treatment of low to moderate myopia with astigmatism on April 25, 1997 and PRK treatment of higher degrees of myopia with astigmatism on January 29, 1998. The FDA Ophthalmic Devices Advisory Panel recommended approval of the VISX System for use in the treatment of hyperopia on July 23, 1998. Although the FDA accords significant weight to advisory panel recommendations, the FDA is not bound by the recommendations of the panel and, accordingly, there can be no assurance as to whether or when PMA approval for use of the VISX System for treatment of hyperopia will be received.

         The Company's future growth and ability to sustain profitability cannot be predicted with certainty and will be influenced by a variety of factors. These include the extent to which laser vision correction is broadly accepted in the United States and key international markets targeted by the Company, the degree to which the Company is successful in generating license revenue from its patent rights, developments in patent litigation both in defense and enforcement of the Company's patents, developments with respect to other litigation to which the Company is a party or in which it may become involved, and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. In addition, several competitors are seeking PMA approval from the FDA for laser systems for PRK. If and to the extent that such companies receive PMA approval, price competition could increase in the United States market with respect to both laser system sales and procedure fees. Any such increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to offer to license certain of its patents to one or more of its competitors in the United States. However, there can be no assurance that mutually agreeable terms will be reached between the parties. The inability to license the Company's patents to any competitor in the United States could lead to litigation and a loss of license revenue. As a result of these factors, as well as those set forth in the above referenced portions of the Business and Legal Proceedings sections of the Company's 1997 annual report on Form 10-K, there can be no assurance that the Company will be able to sustain profitability. In particular, adverse determinations in the Company's pending legal proceedings described in Part II, Item 1 of this report, in the Company's annual report on Form 10-K for the year ended December 31, 1997, or in the Company's quarterly report on Form 10-Q for the period ended March 31, 1998 could have a material adverse effect on the Company's business, financial condition and results of operations. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

Results of Operations

                                             Three Months Ended June 30,            Six Months Ended June 30,
                                       ------------------------------------      ----------------------------------
REVENUES                                 1998          1997          Change       1998          1997         Change
--------                               -------       -------         ------      -------       -------       ------
System sales .......................   $ 9,435       $ 8,176            15%      $16,995       $18,273           (7%)
     Percent of total revenues .....      29.7%         52.4%                       30.4%         58.3%
License, service & other revenues...    22,228         7,419           200%       38,978        13,065          198%
     Percent of total revenues .....      70.3%         47.6%                       69.6%         41.7%
Total ..............................   $31,663       $15,595           103%      $55,973       $31,338           79%

         System sales revenue was higher in the second quarter of 1998 than in the comparable period of 1997 due to an increase in units shipped, offset partially by a decline in average net selling prices. Unit sales increased due to growth in the number of U.S. customers trading in a competitor's laser for a VISX System plus expansion in new international markets entered by the Company. Average net selling prices declined due to a higher proportion of sales in the U.S. having trade in credits for a competitor's laser, special promotions in select international markets, and pricing pressure in international markets resulting from a rise in the value of the dollar relative to other currencies. System sales revenue for the first half of 1998 was below the level reached in the comparable period of 1997 due mainly to lower average net selling prices in the U.S., the result of a higher proportion of trade in sales and a general decline in prices net of sales promotions.

         License, service and other revenue increased in the second quarter and first half of 1998 over the comparable periods of 1997 due mainly to growth in procedure license revenue. Procedure volume rose significantly and VISX recorded the majority of procedure license fees directly as revenue in 1998, whereas in 1997 most procedure license fees were shared through Pillar Point Partners ("Pillar Point"). As a result of the June 1998 dissolution of Pillar Point by VISX and Summit Technologies, Inc. ("Summit"), VISX will record all procedure license fees on VISX Systems directly as revenue in the future. See Part II,
Item 1 - Legal Proceedings for a more detailed description of this settlement.

                                          Three Months Ended June 30,         Six Months Ended June 30,
                                    ------------------------------------   --------------------------------
COSTS & EXPENSES                       1998           1997        Change     1998         1997      Change
----------------                    ---------      ---------      ------   ---------     -------    -------
Cost of revenues ................   $   7,477      $   4,558        64%    $  13,307     $11,022      21%
     Percent of total revenues...        23.6%          29.2%                   23.8%       35.2%
Marketing, gen'l and admin ......       6,956          5,872        18%       12,654      11,187      13%
     Percent of total revenues...        22.0%          37.6%                   22.6%       35.7%
R&D and regulatory ..............       2,806          2,594         8%        5,217       4,706      11%
     Percent of total revenues...         8.9%          16.7%                    9.3%       15.0%

         Cost of revenues increased in the second quarter and first half of 1998 over the comparable periods of 1997 due mainly to an increase in the number of systems sold. Also contributing was an increase in the cost of service and other revenue which resulted from a larger installed base of systems and the conversion of many systems from warranty to contract service coverage in 1998. Cost of revenues on system sales, as a percentage of system sales, was higher in the second quarter and first half of 1998 than in the comparable periods of 1997 due mainly to a decline in the average price for systems sold in the United States.

         Marketing, general and administrative expenses increased in the second quarter and first half of 1998 over the comparable periods of 1997 as the result of increased incentive compensation, which is tied to sales and operating profit, plus increases in other sales related expenses.

         Research, development and regulatory costs increased in the second quarter and first half of 1998 over the comparable periods of 1997 as the result of increased expenses associated with the development of new products and technologies and increased costs associated with clinical trials and submissions for regulatory approvals sought in the U.S. and Japan.

         Interest and other income increased due to higher average balances of cash, cash equivalents and short-term investments.

         On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. Each party retained all rights to license its own patents to other manufacturers. VISX and Summit have also granted each other a worldwide, royalty free cross license. Each party has full rights to grant to its laser system users licenses to all patents owned by either party relating to laser ablation of corneal tissue. Under the terms of the agreement, VISX paid Summit a total of $35 million to settle all outstanding litigation between VISX and Summit and to resolve other legal disputes related to Pillar Point. In June 1997, the Company settled certain U.S. and international patent disputes between itself and Summit. The settlement required an exchange of payments resulting in a net payment of $4.5 million to Summit. These payments were recorded as litigation settlement expense in the Statements of Operations for the second quarters of 1998 and 1997, respectively.

         The benefit for income taxes accrued in the second quarter and first half of 1998 represents an offset against income taxes on income anticipated for the remainder of 1998. The provision for income taxes in the comparable periods of 1997 covers alternative minimum taxes due under Federal statutes and state taxes at regular rates, net of credits anticipated.


Liquidity and Capital Resources

         Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                                           June 30,        December 31,
                                                                             1998             1997
                                                                           --------        -----------
        Cash, cash equivalents and short-term investments.............     $ 85,804        $ 100,833
        Working capital...............................................       92,218          103,880

         Cash generated by income from operations was more than offset by cash used for a $35 million litigation settlement during the second quarter of 1998 and for increases in accounts receivable and inventory to support higher sales in 1998 over the prior year.

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

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings.

         VISX is a party to a number of patent and antitrust legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit VISX's ability to collect equipment and use fees in certain markets and could have a material, adverse effect on VISX's business, financial position and results of operations. The Company notes that the results of complex legal proceedings can be very difficult to predict with certainty. VISX is also a party to various other legal proceedings. For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1997 and report on Form 10-Q for the quarter ended March 31, 1998. During the quarter ended June 30, 1998, there were no material developments with respect to such previously existing proceedings and no new material proceedings, except as follows:

Dissolution of Pillar Point Partners and Settlement with Summit

On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. Each party retained all rights to license its own patents to other manufacturers. VISX and Summit have also granted each other a worldwide, royalty free cross license. Each party has full rights to grant to its laser system users licenses to all patents owned by either party relating to laser ablation of corneal tissue. Under the terms of the agreement, VISX paid Summit a total of $35 million to settle all outstanding litigation between VISX and Summit and to resolve other legal disputes related to Pillar Point. The litigation pending between VISX and Summit, namely, VISX , Incorporated v. Pillar Point Partners, et al., and VISX Partner, Inc. on behalf of Pillar Point Partners v. Summit Technology, Inc., and VISX Partner, Inc. v. Summit Partner, Inc., has been dismissed.

Antitrust and Patent Proceedings

         Federal Trade Commission

         On July 8, 1998, VISX reached a settlement with the Federal Trade Commission (FTC) and entered into a consent decree regarding the formation and operation of Pillar Point. The agreement was signed by VISX and by the FTC staff lawyers. The Director of the FTC's Bureau of Competition also approved the consent decree. In accordance with FTC regulations, the consent decree will be presented to the Commissioners of the FTC for acceptance, placement on the public record, and a determination regarding issuance of a final order. The consent decree prohibits VISX and Summit from agreeing with one another on a variety of issues, including future pricing. No fines or penalties have been imposed against the Company, and nothing in the settlement prohibits VISX from collecting per-procedure fees under present and future licensing agreements.

         The consent decree does not address the patent portion of the FTC's Complaint. The parties have agreed to a pretrial schedule in anticipation of an October 13, 1998 administrative hearing regarding the remaining issues. Although the Company believes the FTC's claims regarding the patents at issue are unfounded and intends to vigorously defend the enforceability of the patents, it is not possible to accurately predict the outcome of this proceeding. A determination by the Commission that certain of the Company's patents are unenforceable, if upheld on appeal, could reduce the breadth of the Company's patent coverage. For a more detailed description of this proceeding, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Purported Class Actions

         Since the commencement of the FTC administrative proceedings on March 24, 1998, a large number of purported class actions have been filed against the Company alleging, among other things, violations of various state and federal antitrust laws. All of the actions filed in California State court have now been consolidated into one case captioned In re PRK filed on June 12, 1998 naming VISX, VISX Partner, Inc., Summit, and Summit Partner, Inc. as defendants. The plaintiffs in the consolidated action allege violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) and are seeking unspecified damages and injunctive relief on behalf of a putative nationwide class of consumers. The Company has been named in two additional state court actions in Wisconsin and Florida, captioned Worcester v. Summit Technology, Inc. et al. and Marks v. Summit Technology Inc., et al., and filed on June 11, 1998 and Apr. 27, 1998, respectively, alleging violations of state antitrust and other laws. These actions seek unspecified damages and injunctive relief on behalf of putative classes of Wisconsin and Florida consumers, respectively. The Marks case has been removed and conditionally transferred to the Multi-District Litigation in Arizona (described below).

         In addition to the state court actions, a number of purported class actions alleging violations of federal antitrust laws have been filed against the Company in federal court. Camp v. Summit Technology, Inc., et al. (USDC MA Mar. 26, 1998), The Eye Professionals, P.A. v. Summit Technology, Inc., et al. (USDC NJ Apr. 27, 1998), New England Laser Vision, Inc. v. Summit Technology, Inc., et al. (USDC NJ May 23, 1998), Metropolitan Eye Center v. Summit Technology, Inc. et al. (USDC CA May 26, 1998), and Chisholm v. VISX, Inc. et al. (USDC AZ June 19, 1998). With the exception of Camp, the plaintiffs in these cases seek unspecified damages and injunctive relief on behalf of a purported class of direct purchasers. All of these actions filed in federal court have been, or are in the process of being, transferred to the Multi-District Litigation in Arizona (described below).

         These antitrust class actions are still in the very early pleading stages and it is too early to estimate the outcome of the suits. Nevertheless, to the extent that the complaints in these purported class actions mirror the initial FTC action, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously. For a more detailed description of certain of these proceeding, see the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

         Multi-District Litigation

         To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point, a number of cases have been transferred to the District of Arizona for pretrial proceedings. The case captioned Pillar Point Partners, et al. v.. Jui-Teng Lin, et al. was transferred to the Multi-District Litigation in July 1998. VISX believes that it and Pillar Point have meritorious defenses to the claims and counterclaims asserted in the Multi-District Litigation. These proceedings, however, are in various stages of discovery and there can be no assurance as to the outcome of any of the suits. For a more detailed description of certain of these proceeding, see the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and Annual Report on From 10-K for the year ended December 31, 1997.

Other Litigation

         The Company is involved in various other legal proceedings which arise in the normal course of business. This litigation includes suits relating to employment, product liability and other matters. Based on the current status of these matters and the Company's review of these matters, the Company believes that their resolution, individually and in the aggregate, will not have a material adverse effect on the Company's business, financial condition or results of operations.


Item 4.           Submission of Matters to a Vote of Security Holders.

a)   The Company held its Annual Meeting of Stockholders on May 15, 1998.

b) The meeting involved the election of the entire Board of five directors. The directors elected, and the tabulation of votes as to each of them, were as follows:

              Name                               For                             Against
              ----                               ---                             -------
       Elizabeth H. Davila                  13,934,540                           53,680
       Glendon E. French                    13,914,572                           73,648
       John W. Galiardo                     13,934,230                           53,990
       Mark B. Logan                        13,916,632                           71,588
       Richard B. Sayford                   13,910,022                           78,198

     There were no abstentions or non-votes for any of the director nominees.

c) The meeting also involved a vote with respect to ratification of the appointment of Arthur Andersen LLP as auditors of the Company for 1998, and votes on such proposal were cast as follows:

            For              Against           Abstain            Non-Votes
            ---              -------           -------            ---------
       13,847,676             7,720            123,824                -0-


Item 6.  Exhibits and Reports on Form 8-K.

a)   Exhibits.

     Ex. 27                Financial Data Schedule
     Ex. 10.19(1)(2)       Settlement and Dissolution Agreement date June 4,
                           1998 previously filed as an exhibit to the Company's
                           Form 8-K filed June 23, 1998. Confidential treatment has been requested for certain portions of this exhibit.

-------------------------------
(1) Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed June 23, 1998.
(2) Confidential treatment has been requested for certain portions of this exhibit.


b) Reports on Form 8-K.

     The Company filed one report on Form 8-K during the quarter covered by this report, as follows:

     (i) Report on Form 8-K filed on June 23, 1998 reporting under Item 5 the settlement agreement entered by the Company and Summit Technology, Inc. by which the parties dissolved Pillar Point Partners and resolved disputes and litigation pending between them. The settlement required a $35 million payment from the Company to Summit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VISX, Incorporated
                                       ------------------
                                         (Registrant)





August   7  , 1998                     /s/Mark B. Logan
       -----                           -----------------------------------------
(Date)                                 Mark B. Logan
                                       Chairman of the Board and
                                       Chief Executive Officer





August   7  , 1998                     /s/Timothy R. Maier
       -----                           -----------------------------------------
(Date)                                 Timothy R. Maier
                                       Vice President and
                                       Chief Financial Officer (principal
                                       financial and accounting officer)

                                 EXHIBIT INDEX




    Exhibits Number

     Ex. 27                Financial Data Schedule
     Ex. 10.19(1)(2)       Settlement and Dissolution Agreement date June 4,
                           1998 previously filed as an exhibit to the Company's
                           Form 8-K filed June 23, 1998. Confidential treatment has been requested for certain portions of this exhibit.

-------------------------------
(1) Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K filed June 23, 1998.
(2) Confidential treatment has been requested for certain portions of this exhibit.