Form 10-Q
period 1998-09-30
VISX INC
filed 1998-11-13
CIK 837991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 ---------------------------------------------

                                   FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                         Commission File Number 1-10694

                 ---------------------------------------------

                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)

                 ---------------------------------------------

                    DELAWARE                                        06-1161793
            ------------------------                         ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes X     No__

   Total number of shares of common stock outstanding as of October 31, 1998:
                                  15,204,706.

                               VISX, INCORPORATED
                               TABLE OF CONTENTS

                                                                           PAGE
PART I. FINANCIAL INFORMATION
     ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
             Condensed Consolidated Interim Balance Sheets as
             of September 30, 1998 and December 31, 1997                    3
             Condensed Consolidated Interim Statements of Operations for
             the
             Three Months Ended September 30, 1998 and 1997 and for the
             Nine
             Months Ended September 30, 1998 and 1997                       4
             Condensed Consolidated Interim Statements of Cash Flows for
             the
             Nine Months Ended September 30, 1998 and 1997                  5
             Notes to Condensed Consolidated Interim Financial Statements   6
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS
             Overview                                                       8
             Results of Operations                                          9
             Liquidity and Capital Resources                                10
PART II. OTHER INFORMATION
     ITEM 1. Legal Proceedings                                              13
     ITEM 6. Exhibits and Reports on Form 8                                 15
SIGNATURES                                                                  16

PART I. FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                      VISX, INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                              September 30,    December 31,
                                                                   1998            1997
                                                              --------------   -------------
                                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  28,807        $  29,952
  Short-term investments....................................       73,416           70,881
  Accounts receivable, net of allowance for doubtful
     accounts of $1,399 and $814, respectively..............       22,821           16,478
  Inventories...............................................        7,150            4,747
  Prepaid expenses and deferred tax assets..................        7,926            1,875
                                                                ---------        ---------
          Total current assets..............................      140,120          123,933

PROPERTY AND EQUIPMENT, NET.................................        4,219            4,032
OTHER ASSETS................................................        4,379            2,387
                                                                ---------        ---------
                                                                $ 148,718        $ 130,352
                                                                =========        =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $   6,088        $   5,453
  Accrued liabilities.......................................       28,574           14,600
                                                                ---------        ---------
          Total current liabilities.........................       34,662           20,053
                                                                ---------        ---------

STOCKHOLDERS' EQUITY:
  Common stock: $.01 par value, 90,000,000 shares
     authorized; 15,517,508 shares issued...................          155              155
  Additional paid-in capital................................      131,906          133,696
  Treasury stock, at cost: 199,436 and 156,000 shares,
     respectively...........................................       (6,558)          (3,442)
  Unrealized holding gain on available-for-sale
     securities.............................................          351               53
  Accumulated deficit.......................................      (11,798)         (20,163)
                                                                ---------        ---------
          Total stockholders' equity........................      114,056          110,299
                                                                ---------        ---------
                                                                $ 148,718        $ 130,352
                                                                =========        =========

  The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three months ended          Nine months ended
                                                     September 30,              September 30,
                                                 ---------------------      ----------------------
                                                   1998         1997          1998          1997
                                                 --------      -------      --------      --------
                                                      (unaudited)                (unaudited)
REVENUES:
  System sales.................................  $ 12,183      $ 9,213      $ 29,178      $ 27,486
  License, service and other revenues..........    23,661        8,754        62,639        21,819
                                                 --------      -------      --------      --------
          Total revenues.......................    35,844       17,967        91,817        49,305
                                                 --------      -------      --------      --------

COSTS AND EXPENSES:
  Cost of revenues.............................     8,175        5,111        21,482        16,133
  Marketing, general and administrative........     9,171        5,621        21,825        16,808
  Research, development and regulatory.........     2,655        2,716         7,872         7,422
                                                 --------      -------      --------      --------
          Total costs and expenses.............    20,001       13,448        51,179        40,363
                                                 --------      -------      --------      --------

INCOME FROM OPERATIONS.........................    15,843        4,519        40,638         8,942

  Interest and other income....................     1,290        1,226         4,091         3,603
  Litigation settlement........................        --           --       (35,000)       (4,500)
                                                 --------      -------      --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES.......    17,133        5,745         9,729         8,045
  Provision for income taxes...................     2,401          690         1,364           966
                                                 ========      =======      ========      ========

NET INCOME.....................................  $ 14,732      $ 5,055      $  8,365      $  7,079
                                                 ========      =======      ========      ========

EARNINGS PER SHARE
  Basic........................................  $   0.96      $  0.33      $   0.55      $   0.46
                                                 ========      =======      ========      ========
  Diluted......................................  $   0.89      $  0.32      $   0.51      $   0.45
                                                 ========      =======      ========      ========

SHARES USED FOR EARNINGS PER SHARE
  Basic........................................    15,300       15,432        15,236        15,416
                                                 ========      =======      ========      ========
  Diluted......................................    16,547       15,753        16,246        15,814
                                                 ========      =======      ========      ========

  The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

            CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Nine months ended
                                                                   September 30,
                                                              ------------------------
                                                                1998           1997
                                                              ---------      ---------
                                                                    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   8,365      $   7,079
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................      1,515          1,389
     Increase (decrease) in cash flows from changes in
      operating assets
       and liabilities:
       Accounts receivable..................................     (6,343)          (413)
       Inventories..........................................     (2,403)           728
       Prepaid expenses and deferred tax assets.............     (6,051)          (408)
       Other assets.........................................     (2,425)          (228)
       Accounts payable.....................................        635          1,847
       Accrued liabilities..................................     13,974           (601)
                                                              ---------      ---------
     Net cash provided by operating activities..............      7,267          9,393
                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (1,269)        (1,456)
  Purchase of short-term investments........................    (87,899)       (52,063)
  Proceeds from maturities of short-term investments........     85,662         55,496
                                                              ---------      ---------
     Net cash provided by (used in) investing activities....     (3,506)         1,977
                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from new issuance of common stock............         --            903
  Repurchases of common stock, net of shares used for option
     exercises..............................................     (4,906)        (2,976)
                                                              ---------      ---------
     Net cash (used in) financing activities................     (4,906)        (2,073)
                                                              ---------      ---------

Net increase (decrease) in cash and cash equivalents........     (1,145)         9,297
Cash and cash equivalents, beginning of period..............     29,952         24,909
                                                              ---------      ---------
Cash and cash equivalents, end of period....................  $  28,807      $  34,206
                                                              =========      =========

  The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

                                                             Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                            --------------------    --------------------
                                                              1998        1997        1998        1997
                                                            --------    --------    --------    --------
NET INCOME................................................  $ 14,732    $  5,055    $  8,365    $  7,079
                                                            ========    ========    ========    ========
BASIC EARNINGS PER SHARE
  Income available to common shareholders.................  $ 14,732    $  5,055    $  8,365    $  7,079
  Weighted average common shares outstanding..............    15,300      15,432      15,236      15,416
                                                            --------    --------    --------    --------
  Basic earnings per share................................  $   0.96    $   0.33    $   0.55    $   0.46
                                                            ========    ========    ========    ========
DILUTED EARNINGS PER SHARE
  Income available to common shareholders.................  $ 14,732    $  5,055    $  8,365    $  7,079
                                                            --------    --------    --------    --------
  Weighted average common shares outstanding..............    15,300      15,432      15,236      15,416
  Dilutive potential common shares from stock options.....     1,247         321       1,010         398
                                                            --------    --------    --------    --------
  Weighted average common shares and dilutive potential
    common shares.........................................    16,547      15,753      16,246      15,814
                                                            --------    --------    --------    --------
  Diluted earnings per share..............................  $   0.89    $   0.32    $   0.51    $   0.45
                                                            ========    ========    ========    ========

     Weighted average options outstanding to purchase 19,000 shares and 1,117,000 shares during the three month periods ended September 30, 1998 and 1997, respectively, and 32,000 shares and 682,000 shares during the nine month periods ended September 30, 1998 and 1997, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during these periods.

3. INVENTORIES (in thousands):

                                                          September 30,   December 31,
                                                              1998            1997
                                                          -------------   ------------
                                                           (unaudited)
Raw materials and subassemblies.........................    $  3,378        $  2,487
Work in process.........................................       2,249           1,538
Finished goods..........................................       1,523             722
                                                            --------        --------
          Total.........................................    $  7,150        $  4,747
                                                            ========        ========

4. COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective for fiscal years beginning after December 15, 1997 and has restated information for all prior periods reported below to conform to this standard.

                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                     ------------------      -----------------
                                                      1998        1997        1998        1997
                                                    --------    --------    --------    --------
NET INCOME........................................  $ 14,732    $  5,055    $  8,365    $  7,079
OTHER COMPREHENSIVE INCOME
  Unrealized holding gains on available-for-sale
    securities....................................       323           6         298          27
                                                    --------    --------    --------    --------
COMPREHENSIVE INCOME..............................  $ 15,055    $  5,061    $  8,663    $  7,106
                                                    ========    ========    ========    ========

5. LITIGATION

     In June 1998, VISX and Summit Technology, Inc. ("Summit") signed an agreement by which they dissolved Pillar Point Partners ("Pillar Point") and settled all pending disputes and litigation between the two companies. In accordance with the agreement, VISX paid Summit a total of $35 million. See the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 for a more detailed description of this proceeding. See Part II -- Other Information, Item 1 -- Legal Proceedings for a discussion of new proceedings and new developments on previously disclosed proceedings.

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

OVERVIEW

     Since its inception, VISX has been engaged in the design and development of proprietary technologies and systems for laser vision correction and has been manufacturing such systems since 1987. The U.S. Food and Drug Administration ("FDA") granted pre-market approval ("PMA") for use of the VISX STAR Excimer Laser System(TM) ("VISX System") for the following indications: phototherapeutic keratectomy ("PTK") on September 29, 1995, photorefractive keratectomy ("PRK") treatment of low to moderate myopia on March 27, 1996, PRK treatment of low to moderate myopia with astigmatism on April 25, 1997, PRK treatment of higher degrees of myopia with astigmatism on January 29, 1998, and PRK treatment of hyperopia on November 2, 1998.

     The Company's future growth and ability to sustain profitability cannot be predicted with certainty and will be influenced by a variety of factors. These include the extent to which laser vision correction is broadly accepted in the United States and key international markets targeted by the Company, the degree to which the Company is successful in generating license revenue from its patent rights, developments in patent litigation both in defense and enforcement of the Company's patents, developments with respect to other litigation to which the Company is a party or in which it may become involved, and competition from other vision correction products and procedures which are currently in use or may be developed and introduced in the future. In addition, several other companies are seeking PMA approval from the FDA for laser systems for PRK and Autonomous Technologies Corporation ("Autonomous") received such PMA approval for its laser system in November 1998. Autonomous and any other companies that receive PMA approval could increase price competition in the United States market with respect to both laser system sales and procedure fees. Any such increased competition could have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to offer to license certain of its patents to one or more of its competitors in the United States. However, there can be no assurance that mutually agreeable terms will be reached between the parties. The inability to license the Company's patents to any competitor in the United States could lead to litigation and a loss of license revenue. As a result of these factors, as well as those set forth in the above referenced portions of the Business and Legal Proceedings sections of the Company's 1997 annual report on Form 10-K, there can be no assurance that the Company will be able to sustain profitability. In particular, adverse determinations in the Company's pending legal proceedings described in
Part II, Item 1 of this report, in the Company's annual report on Form 10-K for the year ended December 31, 1997, or in the Company's quarterly reports on Form 10-Q for the periods ended March 31, 1998 and June 30, 1998 could have a material adverse effect on the Company's business, financial condition and results of operations. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

RESULTS OF OPERATIONS

                              Three Months Ended September 30,        Nine Months Ended September 30,
                             ----------------------------------      ----------------------------------
         REVENUES              1998          1997        Change        1998          1997        Change
         --------            --------      --------      ------      --------      --------      ------
System sales...............  $ 12,183      $  9,213        32%       $ 29,178      $ 27,486          6%
  Percent of total
    revenues...............      33.9%         51.3%                     31.8%         55.7%
License, service & other
  revenues.................    23,661         8,754       170%         62,639        21,819        187%
  Percent of total
    revenues...............      66.1%         48.7%                     68.2%         44.3%
Total......................  $ 35,844      $ 17,967        99%       $ 91,817      $ 49,305         86%

     System sales revenue was higher in the third quarter and first nine months of 1998 than in the comparable periods of 1997 due to an increase in units shipped, offset partially by a decline in average net selling prices. In the U.S., a decline in unit shipments to corporate laser centers was more than offset by an increase in shipments to individual customers. Internationally, unit shipments increased due to expansion into new markets. Average net selling prices declined due to sales promotions in various markets and pricing pressure in international markets resulting from the rise in the value of the dollar relative to other currencies.

     License, service and other revenue increased in the third quarter and first nine months of 1998 over the comparable periods of 1997 due mainly to growth in procedure license revenue. Procedure volume rose significantly and VISX recorded virtually all procedure license fees directly as revenue in 1998, whereas in 1997 most procedure license fees were shared through Pillar Point Partners ("Pillar Point"). As a result of the June 1998 dissolution of Pillar Point by VISX and Summit Technologies, Inc. ("Summit"), VISX now records all procedure license fees on VISX Systems directly as revenue.

                              Three Months Ended September 30,        Nine Months Ended September 30,
                             ----------------------------------      ----------------------------------
     COSTS & EXPENSES          1998          1997        Change        1998          1997        Change
     ----------------        --------      --------      ------      --------      --------      ------
Cost of revenues...........  $  8,175      $  5,111       60%        $ 21,482      $ 16,133        33%
  Percent of total
    revenues...............      22.8%         28.4%                     23.4%         32.7%
Marketing, gen'l and
  admin....................     9,171         5,621       63%          21,825        16,808        30%
  Percent of total
    revenues...............      25.6%         31.3%                     23.8%         34.1%
R&D and regulatory.........     2,655         2,716       (2%)          7,872         7,422         6%
  Percent of total
    revenues...............       7.4%         15.1%                      8.6%         15.1%

     Cost of revenues increased in the third quarter and first nine months of 1998 over the comparable periods of 1997 due to several factors: an increase in the number of systems sold, increased costs arising from continued growth in the installed base of customers, and increased service costs as more customers purchased service contracts. Cost of revenues on system sales, as a percentage of system sales, was higher in the third quarter and first nine months of 1998 than in the comparable periods of 1997 due mainly to a decline in the average price for systems.

     Marketing, general and administrative expenses increased in the third quarter and first nine months of 1998 over the comparable periods of 1997 as the result of higher legal expenses related to patent matters, increases in sales and marketing programs, and increased incentive compensation which is tied to sales and operating income.

     Research, development and regulatory costs in the third quarter and first nine months of 1998 were largely unchanged from the comparable periods of 1997. The Company continued development of new products and technologies, and ran clinical trials and prepared submissions for regulatory approvals in the U.S. and Japan.

     Interest and other income increased due to higher average balances of cash, cash equivalents and short-term investments.

     In June 1998, VISX and Summit signed an agreement by which they dissolved Pillar Point and settled all pending disputes and litigation between the two companies. In accordance with the agreement, VISX paid Summit a total of $35 million. In June 1997, the Company settled certain U.S. and international patent disputes between itself and Summit. The settlement required an exchange of payments resulting in a net payment of $4.5 million to Summit. These payments were recorded as litigation settlement expense in the Statements of Operations in the second quarters of 1998 and 1997, respectively.

     The provision for income taxes covers alternative minimum taxes due under Federal statutes and state taxes at regular rates, net of credits anticipated.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                              September 30,   December 31,
                                                                  1998            1997
                                                              -------------   ------------
Cash, cash equivalents and short-term investments...........    $ 102,223      $ 100,833
Working capital.............................................      105,458        103,880

     Cash generated by income from operations was partially offset by cash used for capital expenditures and repurchases of company stock, net of option exercises. Increases in accounts receivable and inventory, resulting from higher sales, were offset by increases in accrued liabilities. Changes in current deferred tax assets and liabilities contributed to increases in prepaid expenses and accrued liabilities.

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

YEAR 2000 DISCLOSURE

     The Company is aware that some information technology systems may not function properly at the onset of the year 2000. These systems record only the last two digits of a date's year instead of the full four digits. For example, they would record "00" as the year for dates in both 1900 and 2000. This could cause such systems to process and record information incorrectly or possibly fail to function in the year 2000.

     STATE OF READINESS

     Information technology systems, both hardware and software, are important to the proper functioning of the Company's products, operations, customers, suppliers and service providers. They include readily apparent systems such as those controlling our STAR Excimer Lasers as well as less obvious ones such as those imbedded in the security apparatus that protects our main facility.

     Products: The Company has evaluated the performance of the STAR S2(TM) Excimer Laser, STAR(TM) Excimer Laser, and the 2020B(TM) Excimer Laser Systems and has determined that none has any problems related to system performance, safety, or printer equipment interface as a result of handling dates in the year 2000 or beyond. We have determined, however, that these laser systems do not properly print or store patient report dates for procedures performed in the year 2000 or beyond. The Company is in the process of developing and testing a solution to this problem and expects to have it available to customers by the middle of 1999.

     Suppliers: In the third quarter of 1998, the Company began surveying current suppliers of critical components and all new suppliers about the ability of their systems and products to properly handle dates for the year 2000 and beyond. In the first quarter of 1999, the Company plans to survey remaining suppliers and service providers. If they do not reply or cannot comply, the Company may need to locate alternative sources for critical parts and services. If necessary, the Company anticipates that it will be able to locate and contract with alternative suppliers. However, the inability to locate alternative suppliers, if necessary, could have a material adverse impact on the Company's business and results of operation.

     Operations: In the second quarter of 1998, the Company began gathering information about year 2000 compliance by each of the major elements of the Company's internal information technology systems. Based on vendor statements, the Company's ERP system is year 2000 compliant. The Company also installed a test set of equipment to test and verify year 2000 compliance. The Company expects to complete testing of the major elements of its internal information technology systems listed below by the end of the first quarter of 1999.

  - Enterprise resource planning ("ERP") software and server hardware used to manage manufacturing, sales, customer service, accounting activities and prepare financial reports

  - LAN and WAN infrastructure linking users and internal and external systems and networks

  - Desktop and laptop computers and related software

  - PBX, voicemail, and fax systems

     The Company anticipates installing any necessary upgrades and new equipment to its information technology systems by the end of the second quarter of 1999. Any delay or inability of key vendors to supply upgrades or new equipment that is year 2000 compliant could have a material adverse impact on the Company's business and results of operation.

     With regard to the Company's facilities and infrastructure, we have requested or will request that suppliers of key systems and services represent whether their products and services will function properly when handling dates for the year 2000 and beyond. These requests cover systems for building security and heating & lighting controls.

     COSTS TO ADDRESS YEAR 2000 ISSUES

     The Company has spent no more than $500,000 to date identifying, developing and testing solutions to year 2000 issues. The Company estimates that it may spend up to $1,500,000 to complete testing and implementation of upgrades and new equipment to make all major internal systems and the Company's laser systems capable of properly handling dates in the year 2000 and beyond. There can be no assurance that the cost estimates associated with the Company's year 2000 compliance will prove to be accurate or that the actual costs will not have a material adverse effect on the Company's results of operations and financial condition.

     RISKS OF YEAR 2000 ISSUES

     The Company has taken, and will take, various steps to ensure that its products, operations and suppliers are prepared to recognize dates and function properly in the year 2000 and beyond. However, unanticipated problems could arise relating to the operation of VISX's products, deliveries from suppliers, or VISX's ability to provide service or VisionKey(R) cards at the onset of the year 2000. Any resulting interruption to license fee revenue or legal claims could have a material adverse impact on the Company's business, financial position and results of operation.

     CONTINGENCY PLANS

     When its internal reviews and external surveys are complete, the Company will prepare contingency plans to prepare for problems that may reasonably be expected to arise. However, there can be no assurance that any such plans will prevent Year 2000 problems which may have a material adverse impact on the Company's business, financial position and results of operation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     VISX is a party to a number of patent and antitrust legal proceedings in the United States and in several international jurisdictions. Adverse determinations in one or more of such proceedings could limit VISX's ability to collect equipment and use fees in certain markets and could have a material, adverse effect on VISX's business, financial position and results of operations. The Company notes that the results of complex legal proceedings can be very difficult to predict with certainty. VISX is also a party to various other legal proceedings. For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1997 and reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998. During the quarter ended September 30, 1998, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:

ANTITRUST AND PATENT PROCEEDINGS

     FEDERAL TRADE COMMISSION

     On July 8, 1998, VISX reached a settlement with the Federal Trade Commission (FTC) and entered into a consent decree regarding the formation and operation of Pillar Point. The agreement was signed by VISX and by the FTC staff lawyers. The Director of the FTC's Bureau of Competition also approved the consent decree. In accordance with FTC regulations, the consent decree was presented to the Commissioners of the FTC for acceptance, placement on the public record, and a determination regarding issuance of a final order. The consent decree prohibits VISX and Summit from agreeing with one another on a variety of issues, including future pricing. No fines or penalties have been imposed against the Company, and nothing in the settlement prohibits VISX from collecting per-procedure fees under present and future licensing agreements.

     The consent decree does not address the patent portion of the FTC's Complaint. The parties are currently engaged in discovery regarding the remaining issues in anticipation of an administrative hearing scheduled to begin December 14, 1998. Although the Company believes the FTC's claims regarding the patents at issue are unfounded and intends to vigorously defend the enforceability of the patents, it is not possible to accurately predict the outcome of this proceeding. A determination by the Commission that certain of the Company's patents are unenforceable, if upheld on appeal, could reduce the breadth of the Company's patent coverage which, in turn, could have a material adverse effect on VISX's business, financial position and results of operation. For a more detailed description of this proceeding, see the Company's annual report on Form 10-K for the year ended December 31, 1997 and the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

     PURPORTED CLASS ACTIONS

     Since the commencement of the FTC administrative proceedings on March 24, 1998, a large number of purported class actions have been filed against the Company alleging, among other things, violations of various state and federal antitrust laws.

     Marks v. Summit Technology Inc., et al. filed on April 27, 1998 in Florida State court has been remanded to Florida State court where the plaintiff's request for class certification is currently pending. Worcester v. Summit Technology, Inc. et al. filed on June 11, 1998 in Wisconsin State court has been removed to federal court and VISX is currently seeking to have the case transferred to the Multi-District Litigation described below.

     Two new purported class actions have been filed against the Company in federal court alleging violations of federal antitrust laws. David R. Shapiro, MD vs. VISX, Inc. and Summit Technology, Inc. (USDC AZ Aug. 6, 1998) and Laser Eye Center of Texas L.L.P. vs. Summit Technology, Inc., et al. (USDC TX Sept. 17, 1998). The plaintiffs in these cases seek unspecified damages and injunctive relief on behalf of a purported class of direct purchasers. Chisholm v. VISX, Inc. et al. (USDC AZ June 19, 1998) was dismissed on August 24, 1998.

     These antitrust class actions are still in the very early pleading stages and it is too early to estimate the outcome of the suits. Nevertheless, to the extent that the complaints in these purported class actions mirror the initial FTC action, the Company believes it has meritorious defenses to the claims and intends to defend them vigorously. For a more detailed description of certain of these proceeding, see the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

     MULTI-DISTRICT LITIGATION

     To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point, a number of cases have been transferred to the District of Arizona for pretrial proceedings. In October 1998, the court entered an order for consolidation of the pending class actions in the MDL. VISX believes that it and Pillar Point have meritorious defenses to the claims and counterclaims asserted in the Multi-District Litigation. These proceedings, however, are in various stages of discovery and there can be no assurance as to the outcome of any of the suits. For a more detailed description of certain of these proceedings, see the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998 and the Company's annual report on Form 10-K for the year ended December 31, 1997.

     PATENT LITIGATION: AUTONOMOUS

     In September 1998, VISX filed a counterclaim against Autonomous Technologies Corporation in the case captioned Autonomous Technologies Corporation v. Pillar Point Partners, et al. (USDC Del Oct. 1996) asserting certain VISX United States patents and seeking declaratory and injunctive relief. On October 1, 1998 Autonomous announced that it had agreed to be acquired by Summit Technology, Inc. subject to the approval of the shareholders of the companies. The action is still in the early stages of discovery and there can be no assurance as to its outcome. For a more detailed description of this proceeding, see the Company's annual report on Form 10-K for the year ended December 31, 1997.

     PATENT LITIGATION: NIDEK

     In October 1998, the Company's European patent covering scanning laser technology was found to be valid and enforceable in a patent lawsuit brought by VISX against Nidek Co. Ltd. and certain other defendants in the United Kingdom. The trial judge also found that Nidek's broad-beam scanning slit laser did not infringe the scanning patent. Nidek was found to have infringed VISX's European Patent No. 0207648 covering broad beam laser technology. However, in light of public disclosure of elements of the invention shortly before the filing date of the patent, the infringed portion of the patent was found to be invalid. Since U.K. law differs significantly from United States law on this point, VISX believes the disclosure will not affect the validity or enforceability of United States counterparts of this patent. VISX will continue to vigorously enforce certain of its patents against Nidek in the infringement actions pending in Canada and France and to defend the validity of those patents against the invalidity claims asserted by Nidek, however, it is impossible to predict the outcome of either suit. Adverse determinations in either suit could limit VISX's ability to collect license fees in those markets. For a more detailed description of these proceedings, see the Company's annual report on Form 10-K for the year ended December 31, 1997.

OTHER LITIGATION

     The Company is involved in various other legal proceedings that arise in the normal course of business. This litigation includes suits relating to employment, product liability and other matters. Based on the current status of these matters and the Company's review of these matters, the Company believes that their resolution, individually and in the aggregate, will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)Exhibits.
   Ex. 27          Financial Data Schedule

b)Reports on Form 8-K.
   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    VISX, Incorporated
                                                    (Registrant)

November 6, 1998                                         /s/ MARK B. LOGAN
(Date)                                                   ----------------------------------------------
                                                         Mark B. Logan
                                                         Chairman of the Board and
                                                         Chief Executive Officer

November 6, 1998                                         /s/ TIMOTHY R. MAIER
Date                                                     ----------------------------------------------
                                                         Timothy R. Maier
                                                         Vice President and
                                                         Chief Financial Officer (principal financial
                                                         and accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27      Financial Data Schedule