Form 10-K405
period 1998-12-31
VISX INC
filed 1999-03-25
CIK 837991

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 15, 1999 is approximately $3,358,800,000. The number of shares of Common Stock outstanding as of March 15, 1999 was 31,368,535.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 12, 1999 are incorporated by reference into
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     VISX is a worldwide leader in the development of proprietary technologies and systems for laser vision correction (sometimes abbreviated as "LVC"). Laser vision correction relies on a computerized laser to treat nearsightedness, astigmatism and farsightedness with the goal of eliminating or reducing reliance on eyeglasses and contact lenses. The VISX Excimer Laser System(TM)(the "VISX System") ablates, or removes, submicron layers of tissue from the surface of the cornea to reshape the eye, thereby improving vision. The vision correction market represents over 157 million people in the United States who experience some form of nearsightedness, astigmatism or farsightedness. Typically, the individual receiving vision correction pays for the treatment, and so the industry is not reliant on reimbursement from governmental or private health care payors. A secondary market for the VISX System is the treatment of corneal pathologies.

     We have developed and continue to refine a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. Our strategy is to commercialize this intellectual property position by broadening the installed base of VISX Systems around the world, and collecting procedure and equipment royalties from licensed users and manufacturers.

     This report contains forward-looking statements that involve risks and uncertainties. VISX's actual results may differ significantly from the results contemplated by the forward-looking statements. The factors set forth under "Business -- Market Acceptance of Laser Vision Correction," "-- Reliance on Patents and Proprietary Technology," "-- Uncertain Outcome of Antitrust and Patent Proceedings," "-- Unapproved Lasers," "-- Manufacturing, Components and Raw Materials," "-- Competition," "-- Year 2000 Compliance," and "-- Product Liability and Insurance" and under "Legal Proceedings" may cause actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this report.

REFRACTIVE VISION DISORDERS AND LASER VISION CORRECTION

     The human eye functions much like a camera. It incorporates a lens system that focuses light (the cornea and the lens), a variable aperture system that regulates the amount of light passing through the eye (the iris) and film which records the image (the retina). Images enter the human eye through the cornea. In a properly functioning eye, the cornea bends, or refracts, the incoming images, causing the images to focus on the retina. The retina translates the image into an electrical signal, which it relays to the optic nerve and from there to the brain. When the cornea is improperly curved, it cannot properly focus (or refract) the light passing through it, resulting in a refractive vision disorder. As a result, the viewer perceives a blurred image. The three most common refractive vision disorders are:

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

     In the early 1980s, experts thought it was impossible to operate directly on the front of the cornea. In 1987, doctors using VISX equipment performed the first procedure for the treatment of nearsightedness in the United States. The United States Food and Drug Administration ("FDA") has since approved laser vision correction using the VISX System as safe and effective for the treatment of low to high nearsightedness, with and without astigmatism, and farsightedness. In 1998, we estimate that approxi-mately 425,000 LVC procedures were performed using FDA-approved excimer laser systems. We believe that additional procedures were performed in 1998 using unapproved or modified excimer laser systems.

     In March 1996 the FDA approved the use of the VISX System to correct mild to moderate nearsightedness. That approval was supplemented in April 1997 with approval to correct astigmatism. In January 1998 we became the first company ever to receive FDA approval to use a laser to treat higher myopia with or without astigmatism. In November 1998 we received the first -- and still only -- FDA approval for the correction of hyperopia or farsightedness with a laser.

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

     Patients may experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. The ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and alleviate discomfort. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

     Another refractive procedure that can be performed with excimer laser systems is LAser in SItu Keratomileusis ("LASIK"). LASIK is a variation of a non-laser surgical technique (keratomileusis). The doctor uses a type of knife called a microkeratome to open a flap on the cornea. The doctor uses the laser to ablate the exposed surface of the cornea, and then replaces the flap. LASIK has gained in popularity primarily because there is less postoperative discomfort and a more immediate improvement in uncorrected vision. Nevertheless, LASIK has a higher incidence of adverse consequences, often attributable to the microkeratome, and requires a high degree of surgical skill. Certain organizations are conducting their own clinical studies involving the use of the VISX System for LASIK.

CORNEAL PATHOLOGIES AND PTK

     The VISX System also treats certain types of corneal pathologies in an outpatient procedure known as PhotoTherapeutic Keratectomy or PTK. Corneal pathologies include traumatic and congenital defects and diseases of the cornea which result in restricted vision. A number of conditions can cause a clouding or opacification of the cornea, resulting in a loss of visual acuity. Corneal transplant, the typical treatment for these conditions, involves major surgery, is expensive and depends on the availability of a suitable donor cornea as well as on the individual surgeon's skill and experience. Corneal transplants frequently produce irregular corneal surfaces which can compromise the patient's vision, and may result in the transmission of viruses and rejection of the transplanted tissue. The principal goal of PTK is to alleviate the symptoms associated with the corneal pathology. The VISX System accomplishes this by ablating submicron layers of diseased, scarred or sight-inhibiting tissue from the surface of the cornea.

     We estimate that VISX Systems have been used worldwide to perform approximately 20,000 PTK procedures. Although PTK is an important medical procedure for people who suffer from corneal pathologies, the market opportunity represented by PTK is much smaller than that represented by laser vision correction.

PRODUCTS

     VISX System. The VISX System is a fully integrated medical device incorporating an excimer laser and a computer-driven workstation. It can perform both wide synchronous beam ablation and slit and spot scanning. The ablations produced by the VISX System are the product of a seven-beam scanning system, in which a number of small beams are homogenized as they converge to produce a smooth ablation area.

     Excimer lasers ablate tissue without generating the heat associated with many other types of lasers that use different wavelengths and that can cause unintended thermal damage to surrounding tissue. The excimer laser operates in the ultraviolet spectrum and acts on the surface of the cornea; the light does not penetrate the eye, so there is no measurable effect in the interior of the eye. The presence of seven beams, instead of one small diameter beam moving at a higher frequency, means that refractive corrections can be completed in a relatively short time. This hybrid of scanning and wide area ablation is unique and proprietary to the VISX System.

     VisionKey(R) Card. Use of the VISX System is controlled by a proprietary optical memory card which is sold separately. The VisionKey card is encoded with proprietary software which is required to operate the VISX System. It also provides the user with access to software upgrades and can facilitate the collection of patient data. Because one VisionKey card must be used with each procedure performed, VisionKey card sales correlate with the number of procedures performed.

MARKETING, SALES AND DISTRIBUTION

     Our marketing objective is to maximize consumer acceptance of laser vision correction by (a) offering proven laser technology to the eyecare medical community, and (b) providing our customers various services and programs designed to increase their operating efficiency and effectiveness.

Marketing Programs

     VISX University(SM) Management Seminars. VISX University is an educational program designed to teach laser center decision makers how to effectively promote and market their excimer laser practices. Five sessions were held in 1998, and five are planned for 1999. Attendees learn about procedure-building techniques in advertising, marketing, public relations, lead tracking, staff training, and consumer education and recruitment. The VISX University curriculum features a two-day program of small-group, interactive workshops in which participants can learn about the experiences of successful laser vision correction marketers and can share their own experiences. We have arranged for professionals enrolled in VISX University to receive Continuing Medical Education credits, as well as professional organization credit for nurses and allied health professionals in ophthalmology.

     Business Development Managers. VISX employs a team of industry experts as Business Development Managers who evaluate our customers at their sites and create a customized plan with follow-up. Accounts that participate in this program receive intensive "hands-on" consulting and training to help them grow their procedure volume. The plan developed during the consultation phase identifies specific areas that the customer can modify in order to respond more successfully to consumers interested in having laser vision correction.

     VISX Ambassadors()TM Program. The VISX Ambassadors Program is intended to help United States customers increase the number of procedures in their practices, based on the theory that good results will generate good referrals. When a VISX System is purchased, we offer the laser facility up to eight free VisionKey cards to be used to treat staff members who may become "ambassadors" for LVC. In addition, we provide a complementary card to any United States ophthalmologist or optometrist who elects to have his or her vision corrected with the VISX System. This program is intended to generate referrals within the laser facility itself and within each facility's network. Market research indicates that consumers who are thinking of having LVC are strongly influenced by doctors and staff members who have already had the procedure.

     Marketing Communication Materials. Customers who buy a VISX System receive educational materials including brochures, videos, slides, and other tools to help them promote laser vision correction. Non-VISX customers can obtain many of these items through the VISX Customer Response Center or by ordering on the VISX website.

     Procedure Financing Support. Approximately one in four people in the United States has sufficient disposable income to pay cash for purchases such as laser vision correction. Consumers are accustomed to making monthly payments to purchase goods and services, and laser vision correction is well adapted to that approach. We have referred our customers to several financial vendors who specialize in offering and processing loans to consumers through eye care professionals. We are not directly involved with these financing programs and do not benefit from the financing except to the extent it contributes to growth in procedure royalties.

Customer Support and Service

     Customer Response Center. The VISX Customer Response Center is open 24 hours a day, seven days a week, and is staffed by more than 55 VISX employees to respond to calls to the telephone number 800.246.VISX. Telephone requests range from orders for parts and VisionKey cards, to requests for technical support, customer information, and field service. More than 35 members of the Customer Response Center are field-based service engineers, strategically located to respond rapidly to customer needs.

     Laser Installation/Training Process. We require new customers to participate in a thorough and rigorous training process to ensure that they know how to safely operate the VISX System and perform laser surgery. After a VISX field service engineer installs the system, the operators are trained on-site to use and maintain the system. Physicians are trained and certified by an independent ophthalmologist selected by VISX to serve as a VISX Physician Trainer. The initial training of operators or physicians is included with the purchase of the VISX System, and we receive no profit from training courses given throughout the United States. Instead, it is our philosophy that ophthalmologists are uniquely qualified to train ophthalmologists, and we authorize certified Physician Trainers to train other physicians in the proper use of the VISX System. Over 5,600 United States ophthalmologists have been trained to use the VISX System.

     VISXPRESS(TM). At least once a month, we broadcast a fax bulletin, called VISXPRESS, communicating the latest news regarding VISX and laser vision correction. The frequency of the publication is determined by the timing of news; the bulletin is used to communicate breaking news immediately to our customers.

     VISX on the Internet. Internet-based marketing is particularly well suited to the demographics of our targeted audience. Its interactive capabilities enhance the effectiveness of communications with customers and the professional eyecare community at large. Our website at HTTP://WWW.VISX.COM includes the following resources:

     - Information for consumers regarding the benefits of laser vision correction, including multimedia testimonials from patients, and an interactive map providing consumers with the locations of VISX installations and VISX-certified physicians;

     - Clinical information resources for the physician community, including downloadable presentations of the most recent VISX clinical results from leading ophthalmologists worldwide;

     - On-line access to the Customer Response Center, including new products and services news, physician certification course schedules, and registration for practice development programs such as VISX University and the Ambassadors Program; and

     - VISX University(SM) Online which gives our customers access to some of the same valuable educational information about practice building and marketing offered in the live VISX University seminars, but from the convenience of their own desktop computers.

International Sales and Marketing Strategy

     Our international strategy is to establish and maintain a presence and quality image in selected markets either directly or indirectly through distributors. We support international markets by sponsoring speaking engagements and attending selected exhibitions and trade shows. VISX Systems are installed in more than 50 countries and we have contracts with more than 20 distributors worldwide who are responsible for servicing those systems. The imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, difficulties in managing, staffing and coordinating communications among international operations may limit or disrupt future international sales. In particular, recent weakness in the Asian economy resulted in lower-than-anticipated system sales in certain Asian countries.

MARKET ACCEPTANCE OF LASER VISION CORRECTION

     VISX's profitability and continued growth depend upon broad acceptance of LVC in the United States and key international markets. Although our results of operations since receiving the first FDA approval in 1996 reflect an initial level of acceptance of the procedure, future results of operations will be largely dependent on increasing levels of market acceptance. If either the ophthalmic community or the general population turned away from LVC as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced LVC, our business, financial position and results of operations could be materially adversely affected.

     Consumers may be slow to adopt laser vision correction for many reasons, including the cost of the procedure, concerns relating to its safety and efficacy, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data beyond ten years, the possibility of unknown side effects, the lack of third-party reimbursement for the procedure, and the decision to spend their disposable income in other ways. Any future reported adverse events or other unfavorable publicity involving patient outcomes from use of laser vision correction systems manufactured by any participant in the LVC market could also adversely affect acceptance of the procedure. Another factor that may affect market acceptance is the presence of lasers that have not received FDA approval. Consumers are not likely to distinguish an unapproved system from an FDA-approved system. As a result, poor results from an unapproved laser could adversely affect the entire industry. See "-- Unapproved Lasers" below.

     Although laser vision correction has a more predictable outcome and precision of results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). It is possible that longer term follow-up data might reveal additional complications. The failure of laser vision correction to achieve broad market acceptance could have a material adverse effect on VISX's business, financial position and results of operations. See
"-- Marketing, Sales and Distribution" above.

RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY

     VISX owns over 140 United States and foreign patents and has 70 patent applications pending. We believe that our patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. We are committed to protecting our proprietary technology, however, it is possible that one or more of our patents will be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement will be found not to be infringing our patents. Such an outcome could have a material adverse effect on our business, financial position and results of operation. See "-- Uncertain Outcome of Antitrust and Patent Proceedings" below.

     Cross License between VISX and Summit. In June 1998, VISX and Summit Technology, Inc. ("Summit") signed an agreement by which they dissolved Pillar Point Partners ("Pillar Point) and settled all pending disputes and litigation between the two companies. In the agreement, VISX and Summit each granted the other a fully-paid license to its patents. The licenses granted cover, with certain exceptions, technology acquired by the recipient of the license. If the planned merger between Summit and Autonomous Technologies Corporation ("Autonomous") is completed, the license granted by VISX to Summit may cover the laser system developed by Autonomous. In that event, VISX will not receive any license revenue from the disposition or use in the United States of the Autonomous laser system.

     Other Licensing Agreements. We have licensed certain patents issued outside of the United States to the following companies: Chiron Vision Corporation ("Chiron"), now owned by Bausch & Lomb Incorporated, Aesculap-Meditec GmbH ("Meditec"), Herbert Schwind GmbH & Co. KG ("Schwind"), Autonomous, and LaserSight, Incorporated ("LaserSight"). Under these agreements, we receive royalties for all international sales of Chiron, Meditec, Schwind, Autonomous, and LaserSight equipment. In addition, Summit has taken a fully-paid license to our non-U.S. patents.

     In 1991, International Business Machines Corporation ("IBM") granted VISX nonexclusive rights under United States and foreign IBM patents that include claims that cover ultraviolet laser technology for removal of human tissue. In 1997, IBM advised VISX that it assigned the contract to LaserSight. Under the terms of the agreement, VISX has agreed to pay a royalty on VISX Systems made, used, sold or otherwise transferred by or for VISX in the United States, Canada, Japan, Australia, Brazil and Spain. We also have entered into a nonexclusive, worldwide license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, we pay a royalty on certain laser components of the VISX System.

     Confidentiality Arrangements. We protect our proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants and other parties. Our confidentiality agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to VISX without additional consideration inventions conceived or reduced to practice by them while employed or retained by VISX, subject to customary exceptions. We cannot give any assurance that employees, consultants and others will not breach the confidentiality agreements, that we would have adequate remedies for any breach, or that our competitors will not learn of or independently develop our trade secrets.

UNCERTAIN OUTCOME OF ANTITRUST AND PATENT PROCEEDINGS

     The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation, both in the United States and internationally, regarding patents and proprietary rights. Any successful challenge to our patents could have a material adverse effect on the our business, financial position and results of operations.

     Currently, several legal proceedings are pending in which the validity and enforceability of our patents is being challenged. These proceedings include the FTC administrative proceeding, a number antitrust actions, and patent infringement litigation with manufacturers of excimer laser systems and their users. During the course of one or more of these proceedings, patents held by VISX could be found to be invalid or unenforceable. In addition, in response to a patent lawsuit filed by VISX and other parties, the defendants petitioned the United States Patent and Trademark Office ("PTO") to reexamine two patents owned by VISX. In April 1998 the PTO granted the request and the reexamination proceeding is in process. Although we believe these two patents will survive the reexamination, we have not yet received the first office action from the PTO. It is possible that these two VISX patents may ultimately be found to be invalid in whole or in part.

     In the event that patents held by VISX are found to be invalid or unenforceable, or in the event that parties against whom VISX is asserting patent infringement are found not to be infringing VISX's patents, our ability to collect license fees from the parties to the litigation or from other sellers or users of laser vision correction equipment in the United States could be adversely affected. In either event, VISX's future results of operations could be materially and adversely affected. For additional information and detail regarding the patent-related legal proceedings to which VISX is a party, see "Item 3 -- Legal Proceedings."

     In addition, other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers. Claims of patent infringement may in the future be asserted against VISX. The defense and prosecution of patent proceedings is costly and involves substantial commitments of management time. Adverse determinations in litigation or other patent proceedings could subject VISX to significant liability to third parties. Although patent and intellectual property disputes in the medical device field have often been settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and there is no guarantee that licenses would be available to VISX.

UNAPPROVED LASERS

     Following the FDA's initial approval of the VISX System for the treatment of nearsightedness, there was a proliferation of unapproved devices available to treat all levels of refractive vision disorders. In 1997 and 1998 the FDA took action against the manufacture and use of these illegal laser systems. During the same period VISX took steps to convince doctors using unapproved lasers to convert to the VISX System. VISX has been able to trade out 15 unapproved systems. We attribute much of this success in convincing doctors to switch to VISX's technology to our FDA approvals for treatment of astigmatism, higher levels of myopia, and hyperopia. Despite this success, the unchecked use of unapproved excimer laser systems in the United States could materially and adversely affect our future results of operations by reducing our license revenues. We are also concerned about the use by some competitors and their customers of certain provisions of federal law applicable to medical devices which enable physicians to obtain a special form of investigational device exemption ("IDE") from the FDA. Generally, IDEs are issued to enable manufacturers of medical devices to conduct clinical trials of new products to collect clinical data necessary to support filing of pre-market approval applications with the FDA in order to obtain approval to market products in the United States. A physician IDE is similar to a conventional IDE except that it is obtained by a physician for clinical studies of a particular product by the physician. Increased use of physician IDEs for laser vision correction procedures, which could in turn increase the number of procedures performed with systems used by persons who are not licensed under VISX's patents, could materially and adversely affect our future results of operations by reducing our license revenues.

GOVERNMENT REGULATION

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

     We manufacture our products in accordance with Good Manufacturing Practices ("GMP") regulations, which impose certain procedural and documentation requirements with respect to manufacturing and quality assurance activities. Our manufacturing facilities, procedures and practices have undergone and continue to be subject to GMP compliance inspections conducted by the FDA.

     The FDA's new Quality System Regulation ("QSR") went into effect on June 1, 1997. The goal of QSR is to make the existing GMP regulations consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Organization for Standardization (ISO) 9001:1994 "Quality Systems -- Model for Quality Assurance in Design, Development, Production, Installation, and Servicing." During 1998, our quality system was maintained in compliance with the QSR. On February 3, 1998, we were certified to ISO 9001/EN46001 and on November 19, 1998 we successfully passed a regularly scheduled recertification audit. We are also licensed to apply the CE Mark to the VISX System in accordance with the European Medical Device Directives.

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

     International. Many countries outside the United States do not impose safety and efficacy testing or regulatory approval requirements for medical laser systems. International regulatory requirements vary by country, however, and failure to receive approval in, or meet the requirements of, any country would prevent VISX from selling its products in that country.

     In Europe, the member countries of the European Union have promulgated rules which require that medical products receive by mid-1998 the certifications necessary to affix the CE Mark to the device. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO standards for quality assurance and manufacturing processes is one of the CE Mark requirements. On February 3, 1998, we were certified to ISO 9001/EN46001 and on November 19, 1998 VISX successfully passed a regularly scheduled recertification audit. VISX is licensed to apply the CE Mark to the VISX System.

     In Japan, we received regulatory approval for PTK from the Japanese Ministry of Health and Welfare in May 1998. Sales of VISX Systems in Japan are, however, expected to be limited until we receive regulatory approval for PRK. Our application for approval of PRK (low to high myopia) was submitted to the Ministry in October 1997 and is under review. We submitted an application for approval of PRK with astigmatism (called "PAK" in Japan) in September 1998. We anticipate that we could receive approval for treatment of PRK and PAK by the end of 1999, although there can be no assurance that such an approval will be given in that time frame or at all.

MANUFACTURING, COMPONENTS AND RAW MATERIALS

     The manufacture of VISX Systems is a complex operation involving numerous procedures, and the completed system must pass a series of quality control and reliability tests before shipment. We buy from various independent suppliers many components that are either standard or built to our proprietary specifications, and then assemble these components at our California facility. We also contract with third parties for the manufacture or assembly of certain components. Several of these components are currently provided by a single vendor. If any of these suppliers were to cease providing components, we would be required to locate and contract with a substitute supplier. We could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms. If we were unable to produce the VISX System in a cost-effective or timely manner, or if the manufacturing of VISX Systems were interrupted, our business, financial position and results of operations could be adversely affected.

COMPETITION

     The medical device and ophthalmic laser industries are subject to intense competition and technological change. Laser vision correction for treatment of refractive disorders competes with eyeglasses, contact lenses and RK, as well as with other technologies and surgical techniques currently under development or awaiting FDA approval, such as corneal implants, interocular lenses, and surgery using different types of lasers.

     The VISX System also competes with products marketed or under development by other laser and medical equipment manufacturers, many of which may have greater financial and other resources. Other competitors may enter the excimer laser equipment manufacturing business or acquire existing companies, and such competitors may be able to offer their products at a lower cost or may develop procedures that involve a lower per procedure cost. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by VISX, which therapies could be more medically effective and less expensive than LVC, and could potentially render LVC obsolete. Any such developments could have a material adverse effect on VISX's business, financial position and results of operations.

     In the United States, VISX believes that it and Summit are the leading providers of excimer laser systems. Autonomous and Nidek received FDA approval to commercialize their laser systems at the end of 1998. Autonomous has not begun shipping its laser system commercially in the United States, but is believed to be soliciting orders for shipment following the planned merger with Summit. Nidek is actively engaged in commercializing its laser system in the United States and does not have a license to VISX's patents. Nidek is currently offering laser systems for sale in the United States without requiring purchasers to pay license fees upon use of the system. VISX is pursuing several actions against Nidek and its users for patent infringement in the United States, and in Canada and France. See "Legal Proceedings -- Patent Litigation:
Nidek," below. VISX's principal international competitors are Chiron, LaserSight, Meditec, Schwind, and Nidek. VISX has licensed certain of its patents to Autonomous, Chiron, LaserSight, Meditec, and Schwind, each of which is obligated to pay VISX royalties when it sells a system outside of the United States. In addition, Summit has taken a fully-paid license to VISX's non-U.S. patents.

     The existence and use of unapproved laser systems also poses a competitive threat to VISX. Such laser systems have not been determined to be safe or effective by the FDA, and they are entirely unregulated. The users are not limited either in the amount of refractive correction they can perform, or to the scope of advertising they can use to encourage consumers to have the procedure. Moreover, the manufacturers and users of unapproved systems have not taken a license to VISX's patents. As a consequence, doctors in the United States who purchase an approved system may be put at a significant commercial disadvantage. VISX's business, financial position, and results of operations could be materially affected by any of these factors: loss of sales due to sales of unapproved lasers, loss of royalty income, and potential damage to the industry at this early stage posed by the proliferation of unapproved Class III devices. These factors, either individually or in the aggregate, could have a material adverse effect on VISX's business, financial position and results of operations. See "-- Unapproved Lasers" above.

YEAR 2000 COMPLIANCE

     See description set out in "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Year 2000 Disclosure" below.

RESEARCH AND DEVELOPMENT AND REGULATORY

     VISX's research efforts have been the primary source of our products. We intend to maintain our strong commitment to research as an essential component of our product development effort. Toward this end, we incurred research and development expenses, including clinical trial expenses, of $11.3 million in 1998, $10.3 million in 1997, and $8.7 million in 1996. Licensed technology developed by outside parties is an additional source of potential products. Assuming we are successful in adding resources planned, we anticipate that research, development and regulatory expenses could grow to approximately $16 million in 1999.

PRODUCT LIABILITY AND INSURANCE

     The testing and use of human health care devices carry the potentially significant risk of physical injury to patients. The VISX System includes high-voltage power supplies, cryogenic subsystems, high-pressure gases, toxic gases, and other potentially hazardous factors. We could be liable for injuries or damage resulting from use of the VISX System, and any such liability could exceed our resources. In addition, a claim that an injury resulted from a defect in the VISX System, even if successfully defended, could damage our reputation. While we have taken, and intend to continue to take, what we believe are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that we will avoid liability. We believe that we possess product liability, general liability and certain other types of insurance customarily obtained by business organizations of our type, including insurance against product liability risks associated with the testing, manufacturing, and marketing of our products. However, a product liability or other claim in excess of our insurance coverage could have a material adverse effect on our business, financial position and results of operations. Additionally, we have agreed to indemnify certain medical institutions where research was sponsored by VISX, certain medical institutions participating in VISX's clinical studies, and certain consultants who train Physician Trainers on behalf of VISX.

EMPLOYEES

     As of December 31, 1998, VISX had 200 full-time employees, 38 temporary employees and 21 consultants. Of the full-time employees, 100 are employed in manufacturing and service, 47 in research and development and regulatory, and 53 in general administrative and marketing and sales positions. None of VISX's employees is covered by a collective bargaining agreement. We believe that our relations with employees are good.

ITEM 2. PROPERTIES

     VISX's operations are currently located in a 108,844 square foot leased facility in Santa Clara, California. The lease for the facility expires in May 2003 with an option to extend the term an additional five years. We believe our facilities are sufficient to meet our current and reasonably anticipated future requirements. We sublease 33,579 square feet of the facility to another company. The sublease has been extended and will expire on July 31, 2000. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

PATENT AND ANTITRUST PROCEEDINGS

OVERVIEW

     The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust laws. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets and could have a material adverse effect on VISX's business, financial position and results of operations.

FEDERAL TRADE COMMISSION PROCEEDINGS

     On March 24, 1998 the Federal Trade Commission ("FTC") filed an administrative compliant challenging the existence of Pillar Point and challenging the enforceability of certain patents owned by VISX. On July 8, 1998 we reached a settlement with the FTC and entered into a consent decree regarding the dissolution of Pillar Point. On March 4, 1999 the FTC entered an order finalizing that consent decree.

     The consent decree does not address the portion of the FTC's complaint directed towards the enforceability of certain VISX patents. An administrative hearing was held in December 1998 and January 1999. The administrative law judge is expected to issue his initial decision in the matter before the end of May 1999. An appeal to the FTC from the initial decision is expected to be made by VISX or the staff of the FTC, or both. The FTC's decision is likely to be appealed, in turn, to a federal court of appeals. Although we believe the FTC's claims are unfounded and we will continue to vigorously defend the enforceability of our patents, it is not possible to predict the outcome of this proceeding or any appeal from the decision. A determination by the FTC that certain of our patents are unenforceable, if upheld by the federal court of appeals, could reduce the breadth of our patent coverage. This, in turn, could have a material adverse effect on our business, financial position and results of operation.

ANTITRUST CLASS ACTIONS

     Since the commencement of the FTC administrative proceeding on March 24, 1998, a large number of purported class actions have been filed against VISX alleging, among other things, violations of various state and federal antitrust laws. These cases can be divided into two categories bases on the type of class alleged: one on behalf of purported classes of patients, and the other on behalf of purported classes of direct purchasers.

        Patient Class Actions Filed in State Court
        Several actions filed in California state court on behalf of purported classes of patients have been consolidated into one case captioned In re PRK filed on June 12, 1998 naming VISX, VISX Partner, Inc., Summit, and Summit Partner, Inc. as defendants. The plaintiffs in the consolidated action allege violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) on behalf of a putative nationwide class of patients. We have been named in one additional state court action in Florida and two additional state court actions in Wisconsin, each filed on behalf of a purported class of patients: Marks v. Summit Technology Inc., et al., filed on April 27, 1998 in Florida state court ; Worcester v. Summit Technology, Inc. et al., filed on June 11, 1998 in Wisconsin state court, which was transferred in December 1998 to the Multi-District Litigation described below; and Karen Frankson et al. v. Pillar Point Partners et al., filed on January 4, 1999 in Wisconsin state court, which is expected also to be transferred to the Multi-District Litigation.

        Direct Purchaser Class Actions Filed in Federal Court
        In addition to the state court actions, a number of purported class actions alleging violations of federal antitrust laws on behalf of a purported class of direct purchasers have been filed against VISX in federal court. All of these actions have been transferred to the Multi-District Litigation described below. In October 1998, the Federal District Court in the District of Arizona, the location of the Multi-District Litigation, entered an order for consolidation of these class actions into a case captioned The Antitrust Class Actions (USDC AZ Oct. 21 1998).

In each of these antitrust class actions the plaintiffs are seeking unspecified damages and injunctive relief. These cases are still in the pleading stages. The purported classes have not yet been certified and discovery has not begun. Although we believe we and Pillar Point have meritorious defenses to the claims presented in these actions and intend to defend them vigorously, it is too early to estimate their outcome. There can be no assurances that VISX will prevail in any of these antitrust class actions. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, would adversely affect VISX's future results of operations.

MULTI-DISTRICT LITIGATION INVOLVING PILLAR POINT PARTNERS

     On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. However, Pillar Point continues to be a party in a number of cases. VISX and Summit share Pillar Point's ongoing litigation expenses and each pursues its own interests in the pending litigation.

     To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point partners, a number of cases have been transferred to Multi-District Litigation ("MDL") in the Federal District Court in the District of Arizona for pretrial proceedings. In addition to the antitrust class actions described above, the following cases are pending in the MDL:

     Pillar Point Partners, et al. v. Jon Dishler, et al. In October 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Colorado against Jon G. Dishler, M.D. and several entities owned or controlled by him. Plaintiffs filed an amended complaint naming Telco -- The Excimer Laser Company PTY, Ltd., Lions Eye Institute, and Paul van Saarloos, as additional defendants. The suit alleges infringement of certain patents owned by VISX, and seeks monetary damages and injunctive relief. The defendants have filed an answer and counterclaims denying infringement, seeking a declaratory judgment that the patents in suit are invalid and unenforceable, and asserting alleged violations of the antitrust laws.

     Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd.
v. Pillar Point Partners, et al.; Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a The Laser Eye Center, v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. In November 1997, corporations controlled by Drs. Garabet and Shammas filed suit against the same parties as well as Stephen Trokel, M.D. All three actions were filed in the United States District Court for the Northern District of California. Generally, the plaintiffs allege that the per procedure royalty charged by Pillar Point was a violation of the Sherman Act or of corresponding state antitrust laws and seek injunctions against alleged violations of such laws, as well as monetary damages. In addition, certain plaintiffs are seeking a judgment that the patents once held by Pillar Point are invalid and unenforceable.

     Although we believe we and Pillar Point have meritorious defenses to the claims presented in these actions and we intend to defend them vigorously, it is too early to estimate their outcome. There can be no assurances that VISX or Pillar Point will prevail in any of these actions. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, would adversely affect VISX's future results of operations.

     Pillar Point Partners, et al. v. Barnet Dulaney Eye Center, et al., a patent suit initiated by Pillar Point that was pending in the MDL was settled in January 1999 and Pillar Point Partners, et al. v. Appler, which was also pending in the MDL, was settled in March 1998. No payments were made in connection with either of these settlements.

PATENT LITIGATION: NIDEK

     United States. On December 17, 1998 Nidek received FDA approval to market its laser vision correction system in the United States. On December 18, 1998, VISX filed a lawsuit in United States District Court in Northern California alleging that Nidek's laser vision correction systems infringe VISX United States Patent Nos. 4,718,418, 4,732,148, and 5,711,762. In the case, VISX seeks injunctive relief and monetary damages. On January 22, 1999, VISX filed a complaint with the United States International Trade Commission (ITC) regarding Nidek's laser vision correction systems. On February 23, 1999, the ITC instituted an investigation into the activities of Nidek and its United States subsidiaries. If the ITC determines that Nidek or its subsidiaries imported and sold laser vision correction systems that infringe VISX-owned patents, the ITC may issue an order prohibiting the importation, sale, and service of the Nidek laser system and its component parts in the United States. Nidek has filed counterclaims in the District Court action attacking the validity and enforceability of the patents asserted, and we anticipate that Nidek will make similar arguments in the ITC proceeding. While we believe that the patents asserted in these cases are valid and enforceable and will vigorously defend any contrary claims, there can be no assurance as to the outcome of these cases. Adverse determinations in one or both of these suits could limit VISX's ability to collect equipment and use royalties in the United States from Nidek as well as from other sellers of and users of laser vision correction systems. Any such adverse determination would adversely affect VISX's license revenues and therefore its future results of operations.

     International. VISX is a party to patent-related litigation against Nidek in Canada and France. These proceedings, which allege patent infringement by Nidek and certain of its distributors and customers, were filed by VISX in February 1994 (Canada) and May 1997 (France). The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. Trial in the Canadian proceeding is expected to take place in 1999. The proceeding in France is currently in the pleading stage. It is not possible to predict the outcome of either case. However, VISX believes that the invalidity claims asserted by Nidek are without merit, and intends to vigorously enforce its patents and defend their validity. Adverse determinations in one or both of these lawsuits could limit VISX's ability to collect royalties in certain markets. Any such adverse determination could therefore adversely affect VISX's future results of operations.

     In November 1996, VISX initiated a patent infringement case against Nidek and related parties in the United Kingdom. Nidek filed a counterclaim in the case alleging that the patents asserted were invalid. In October 1998, the United Kingdom court found that VISX's European Patent No. 0151869 was valid but, under the court's constructions of the patent claims, not infringed by Nidek's technology. The court also found that VISX's European Patent No. 0207648 was not valid for reasons specific to United Kindgom patent law, but that the patent did cover the Nidek laser system.

PATENT LITIGATION: USERS OF NIDEK LASER SYSTEMS

     On March 4, 1999 VISX filed a law suit against Farmington Laser Eye Center PLLC and Donald C. Fiander, MD in the United States District Court in the Eastern District of Michigan alleging that the defendants' use of, and their offers to use, the Nidek EC-5000 laser system infringe VISX's United States Patent No. 4,665,913. On March 5, 1999 VISX filed a complaint against OR Providers, Inc. and Refractive Support, Inc. in the United States District Court in the Northern District of Ohio alleging, among other things, that the defendants' use of, and their active inducement of others to use, the Nidek EC-5000 laser system to perform laser vision correction constitute infringement of VISX's United States Patent No. 4,665,913. VISX may file additional actions against users in the future. In both actions, VISX seeks an injunction against the defendants prohibiting the use of the Nidek EC-5000 excimer laser and monetary damages. It is possible that the defendants in these actions will file one or more defenses or counterclaims attacking the validity and enforceability of the patent asserted.

PATENT LITIGATION: AUTONOMOUS

     Autonomous Technologies Corporation v. Pillar Point Partners, et al. In October 1996, Autonomous brought an action in the United States District Court for the District of Delaware against Pillar Point, Summit and VISX. The action seeks declaratory relief that one of VISX's patents that was once licensed to Pillar Point is not infringed, is invalid and unenforceable, and that the defendants are otherwise barred from claiming that the Autonomous system infringes the same patent. In September 1998, VISX filed a counterclaim in the action against Autonomous asserting certain VISX patents and seeking declaratory and injunctive relief. In October 1998 Autonomous announced that it had agreed to be acquired by Summit, subject to the approval of the shareholders of each of the companies. In November 1998 VISX and Autonomous stipulated to a stay in the action pending the earlier of the resolution of the merger of Autonomous and Summit or May 1, 1999. VISX believes that it and the other defendants have meritorious defenses to the claims in this action, and that the resolution of those claims will not have a material adverse effect on VISX's business, financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

PATENT LITIGATION: OTHER

     John Taboada v. Stephen L. Trokel, VISX, et al. In July 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX,

VISX Partner, Summit Partner, and Pillar Point Partners. In February 1998, he amended the complaint to add Summit. In February 1999, however, Summit, Summit Partner and Pillar Point Partners were dismissed from the case on a motion for summary judgment. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of United States Patent No. 5,108,388 (the " '388 patent") which names Dr. Trokel as the inventor. The '388 patent has been assigned to VISX. Taboada also seeks to recover royalties received by VISX for the '388 patent, charges defendants with infringement of the '388 patent, charges violations of the Lanham Act, and seeks monetary damages and injunctive relief. VISX believes that Taboada's complaint is without merit and intends to vigorously defend it, however, there can be no assurance as to the outcome of the case. An adverse determination in this case could give rise to monetary damages and could limit VISX's ability to collect license fees which, in turn, could adversely affect VISX's future results of operations.

OTHER LITIGATION

     VISX is involved in various other legal proceedings which arise in the normal course of business. These matters include employment, product liability and other matters. VISX could incur significant legal fees in connection with these matters, but in the opinion of management, their ultimate disposition will not have a material adverse effect on our business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "VISX." The following table sets forth the high and low sale prices of our common stock, after giving effect for the 2 for 1 stock split in the form of a 100% stock dividend distributed in January 1999.

                                                              HIGH      LOW
                                                             ------    ------
1997
First Quarter..............................................  $12.00    $10.19
Second Quarter.............................................   14.75     10.25
Third Quarter..............................................   12.75      9.19
Fourth Quarter.............................................   13.25     10.81
1998
First Quarter..............................................  $16.06    $ 9.75
Second Quarter.............................................   29.97     12.50
Third Quarter..............................................   34.63     24.00
Fourth Quarter.............................................   43.72     21.00

     On March 15, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $106.88 per share. We had approximately 465 holders of record of our common stock on that date.

     We have never declared or paid any cash dividends on our common stock. We presently intend to retain all future earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data has been derived from VISX's audited consolidated financial statements. The historical financial data should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Total revenues........................  $133,750   $ 68,631   $ 69,664   $ 16,703   $ 17,896
  Cost of revenues......................    31,109     20,598     28,876      9,749     11,774
  Total costs and expenses..............    74,530     53,111     55,318     27,408     25,230
  Income (loss) from operations.........    59,220     15,520     14,346    (10,705)    (7,334)
  Litigation settlement.................    35,000      4,500         --      5,400         --
  Net income (loss).....................  $ 25,590   $ 14,097   $ 17,308   $(14,765)  $ (6,264)
  Earnings (loss) per share:(A)
     Basic..............................  $   0.84   $   0.46   $   0.57   $  (0.60)  $  (0.30)
     Diluted............................  $   0.78   $   0.45   $   0.54   $  (0.60)  $  (0.30)
  Shares used for earnings (loss) per
     share:(A)
     Basic..............................    30,507     30,858     30,622     24,622     20,744
     Diluted............................    32,699     31,636     31,948     24,622     20,744
BALANCE SHEET DATA:
  Cash and short-term investments.......  $116,539   $100,833   $ 88,990   $ 75,219   $ 11,161
  Working capital.......................   129,008    103,880     92,878     77,665     11,842
  Total assets..........................   176,619    130,352    119,689     91,078     20,627
  Retained earnings (accumulated
     deficit)...........................     5,427    (20,163)   (34,260)   (51,568)   (36,803)
  Stockholders' equity..................  $138,989   $110,299   $ 99,272   $ 79,881   $ 13,993

---------------
(A) All share and per share amounts have been adjusted to give effect for the 2 for 1 stock split in the form of a 100% stock dividend distributed in January 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In our Management's Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations. We have described our business and the challenges and risks we may face in the future in Items 1 and 3 of this Form 10-K. Please read these items carefully.

  OVERVIEW

     We develop products and procedures to improve people's eyesight with lasers. Our principal product, the VISX STAR S2(TM) Laser System ("VISX System"), is designed to correct the shape of a person's eyes to reduce or eliminate their need for eyeglasses or contact lenses. The Food and Drug Administration ("FDA") has approved the VISX System for use in the treatment of most types of vision problems including nearsightedness, farsightedness, and astigmatism. We sell VisionKey(R) cards to control the use of the VISX System and to collect license fees for the use of our patents.

     The laser vision correction industry is new and evolving rapidly. New developments could harm our business in the future. We may face increased competition from manufacturers of other laser vision correction systems (several have now received FDA approval) or new competition from non-laser methods for correcting a person's vision. Further, patients' and doctors' enthusiasm for laser vision correction may decline in the future. In addition, we may not be able to enforce our current patent rights or collect license fees due to adverse determinations in current and future patent and antitrust litigation. All of these factors may cause orders for VISX Systems and VisionKey(R) cards to fluctuate. Accordingly, our past results may not be useful in predicting our future results.

RESULTS OF OPERATIONS

1998 Compared to 1997

                                                                (000'S)
                                                        YEAR ENDED DECEMBER 31,
                                                     -----------------------------
                                                       1998       1997      CHANGE
                                                     --------    -------    ------
Revenue
System sales.......................................  $ 40,799    $34,393      19%
  Percent of revenue...............................      30.5%      50.1%
License, service & other revenue...................  $ 92,951    $34,238     171%
  Percent of revenue...............................      69.5%      49.9%
Total..............................................  $133,750    $68,631      95%

     We sold significantly more VISX systems in 1998 than in 1997. However, the increase in system sales revenue was more moderate because the average selling price of a system declined. In the United States, individual doctors and clinics purchased almost twice as many systems as in the prior year, while corporate laser center customers purchased slightly fewer systems. The average price of a system declined because we offered selected new sales programs during the year plus continued granting allowances to customers who trade in a competitor's laser system. Outside the United States, system sales increased in several markets, including Japan and China, where we only recently commenced sales and marketing activities. This more than offset the reduction in sales in Korea caused by economic and currency problems in that country in 1998.

     The total number of procedures performed with VISX laser systems in the United States increased significantly in 1998 from the prior year. The license fees for these procedures generated most of the increase in license, service and other revenue in 1998. United States procedures increased as the result of two factors: (1) we sold more laser systems, increasing the number of VISX lasers in use in the United States in 1998, and
(2) our customers performed more procedures per laser system in 1998 than in 1997.

                                                                (000'S)
                                                        YEAR ENDED DECEMBER 31,
                                                      ----------------------------
                                                       1998       1997      CHANGE
                                                      -------    -------    ------
Costs & Expenses
Cost of revenues....................................  $31,109    $20,598      51%
  Percent of revenue................................     23.3%      30.0%
Marketing, general and administrative...............  $32,138    $22,255      44%
  Percent of revenue................................     24.0%      32.4%
Research, development and regulatory................  $11,283    $10,258      10%
  Percent of revenue................................      8.4%      14.9%

     Cost of revenues increased in 1998 over the prior year because we sold more systems and provided service to a larger installed base of systems. Marketing, general and administrative expenses increased in several areas in 1998 over the prior year. We expended more money on patent lawsuits and in defending the company in the FTC administrative action. We increased spending on marketing programs directed towards eye care professionals. Incentive compensation is tied to sales and profit and increased due to the growth in those factors in 1998 over the prior year. In research and development, our efforts were directed at improving current products and developing new capabilities for future products. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries. Assuming we are successful in adding resources planned, we anticipate that research, development and regulatory expenses could grow to approximately $16 million in 1999.

     Our interest income increased in 1998 over the prior year because we generated additional cash from operations in 1998 and invested this in interest bearing securities. In June 1998, we agreed with Summit Technology, Inc. ("Summit") to dissolve Pillar Point and paid Summit $35,000,000 to settle all pending disputes and litigation between us.

     Our effective income tax rate for 1998 was 14% because we used losses from prior years to reduce taxes otherwise due on income earned in 1998. As of December 31, 1998 we had recorded deferred tax assets reflecting all the tax savings to be generated from our prior losses. As a result, we expect our effective income tax rate will be approximately 40% in 1999.

1997 Compared to 1996

                                                                (000'S)
                                                        YEAR ENDED DECEMBER 31,
                                                      ----------------------------
                                                       1997       1996      CHANGE
                                                      -------    -------    ------
Revenue
System sales........................................  $34,393    $53,140     (35%)
  Percent of revenue................................     50.1%      76.3%
License, service & other revenue....................  $34,238    $16,524     107%
  Percent of revenue................................     49.9%      23.7%
Total...............................................  $68,631    $69,664      (1%)

     Our system sales in the U.S. market in 1997 decreased from 1996. Unit shipments of systems in the U.S. were significantly below the level reached in the prior year. In addition, average prices in the U.S. during 1997 were lower than in 1996 primarily as the result of trade-in discounts we offered to owners of lasers manufactured by Summit and owners of lasers not approved by the FDA. Partially offsetting the decline in the U.S. market, our system sales in international markets increased in 1997 from 1996 due to higher sales in certain established markets and expansion into new regions.

     Our license, service and other revenues rose in 1997 over 1996 due to growth in license revenue, principally the result of higher procedure volume. In addition, in October 1997 we recognized that we did not owe royalties to Pillar Point for certain patented procedures performed using the VISX System that had not been approved by the FDA. Accordingly, beginning in October 1997 we recorded the full fee for such procedures as license revenue, whereas we had previously recorded only the portion we received back from Pillar Point as license revenue.

                                                                (000'S)
                                                        YEAR ENDED DECEMBER 31,
                                                      ----------------------------
                                                       1997       1996      CHANGE
                                                      -------    -------    ------
Costs & Expenses
Cost of revenues....................................  $20,598    $28,876     (29)%
  Percent of revenue................................     30.0%      41.5%
Marketing, general and administrative...............  $22,255    $17,708      26%
  Percent of revenue................................     32.4%      25.4%
Research, development and regulatory................  $10,258    $ 8,734      17%
  Percent of revenue................................     14.9%      12.5%

     Our cost of revenues was lower in 1997 due to a reduction in systems sold. Cost of revenues on system sales, as a percentage of revenue, remained comparable with the prior year. Marketing, general and administrative expenses increased in 1997 mainly as the result of higher patent-related legal expenses and an increase in marketing expenses. Research, development and regulatory costs increased in 1997 due to increased research and development expenses associated with the development of new products and technologies. We expect to continue spending significant amounts in research and development for the foreseeable future. Our regulatory expenses were essentially unchanged over the two years.

     Our interest and other income increased due to higher average balances of cash, cash equivalents and short-term investments. In June 1997, we settled certain U.S. and international patent disputes with Summit. We paid a net amount of $4.5 million to Summit in connection with this settlement.

     Our effective income tax rate for 1997 was 12% because we used losses from prior years to reduce taxes otherwise due on income earned in 1997. Our provision for income taxes covered alternative minimum taxes due under Federal statutes and state taxes at regular rates, net of credits anticipated.

                        QUARTERLY RESULTS OF OPERATIONS

     In the following tables we present selected items from our quarterly financial results.

                                                                            1998
                                                   ------------------------------------------------------
                                                   1ST QUARTER   2ND QUARTER    3RD QUARTER   4TH QUARTER
                                                   -----------   -----------    -----------   -----------
Total revenues...................................    $24,310      $ 31,663        $35,844       $41,933
                                                     -------      --------        -------       -------
Operating profit.................................     10,371        14,424         15,843        18,582
                                                     -------      --------        -------       -------
Litigation settlement............................         --       (35,000)(A)         --            --
                                                     -------      --------        -------       -------
Income (loss) before provision (benefit) for
  income taxes...................................     11,792       (19,196)        17,133        20,027
Provision (benefit) for income taxes.............      2,830        (3,867)         2,401         2,802
                                                     -------      --------        -------       -------
Net income (loss)................................    $ 8,962      $(15,329)       $14,732       $17,225
                                                     =======      ========        =======       =======
Earnings (loss) per share, diluted(B)............    $  0.29      $  (0.50)       $  0.45       $  0.52
                                                     =======      ========        =======       =======
Shares used for earnings (loss) per share,
  diluted(B).....................................     31,116        30,380         33,094        33,063
                                                     =======      ========        =======       =======

---------------
(A) In June 1998, we agreed with Summit Technology, Inc. ("Summit") to dissolve Pillar Point and paid Summit $35,000,000 to settle all pending disputes and litigation between us.

(B) All share and per share amounts have been adjusted to give effect for the 2 for 1 stock split in the form of a 100% stock dividend distributed in January 1999.

                                                                            1997
                                                   ------------------------------------------------------
                                                   1ST QUARTER   2ND QUARTER    3RD QUARTER   4TH QUARTER
                                                   -----------   -----------    -----------   -----------
Total revenues...................................    $15,743       $15,595        $17,967       $19,326
                                                     -------       -------        -------       -------
Operating profit.................................      1,852         2,571          4,519         6,578
                                                     -------       -------        -------       -------
Litigation settlement............................         --        (4,500)(A)         --            --
                                                     -------       -------        -------       -------
Income (loss) before provision (benefit) for
  income taxes...................................      3,067          (767)         5,745         7,974
Provision (benefit) for income taxes.............        368           (92)           690           956
                                                     -------       -------        -------       -------
Net income (loss)................................    $ 2,699       $  (675)       $ 5,055       $ 7,018
                                                     =======       =======        =======       =======
Earnings (loss) per share, diluted(B)............    $  0.09       $ (0.02)       $  0.16          0.22
                                                     =======       =======        =======       =======
Shares used for earnings (loss) per share,
  diluted(B).....................................     31,620        30,908         31,506        31,647
                                                     =======       =======        =======       =======

---------------
(A) In June 1997, we settled certain patent disputes with Summit at a net cost of $4.5 million.

(B) All share and per share amounts have been adjusted to give effect for the 2 for 1 stock split in the form of a 100% stock dividend distributed in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments ("cash") and working capital were as follows:

                                                               (000'S)
                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Cash, cash equivalents and short-term investments......  $116,539    $100,833
Working capital........................................   129,008     103,880

     Cash increased $15,706,000 during 1998 due to the net income earned during the year. Working capital increased due to the higher levels of accounts receivable and inventories which grew to support our increased sales.

     In 1997, the board of directors authorized management to repurchase up to 4,000,000 shares of VISX common stock. Through December 31, 1998, we have repurchased 1,945,000 shares on the open market at a total cost of $26,952,000 in accordance with applicable securities laws. Before repurchasing shares, we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

     Purchases of short-term investments represent reinvestment of the proceeds from short-term investments that matured and investment of cash and cash equivalents into short-term investments. As of December 31, 1998 we did not have any borrowings outstanding nor any credit agreements. We believe that our current cash, cash equivalents and short-term investments plus anticipated cash flows from operations will be sufficient to cover our working capital and capital equipment needs at least through the next twelve months.

YEAR 2000 DISCLOSURE

     We are aware that some information technology systems may not function properly at the onset of the year 2000. These systems record only the last two digits of a date's year instead of the full four digits. For example, they would record "00" as the year for dates in both 1900 and 2000. This could cause such systems to process and record information incorrectly or possibly fail to function in the year 2000.

     State of Readiness

     Our products, operations, customers, suppliers and service providers all rely on information technology systems, both hardware and software, to function properly. They include readily apparent systems such as those controlling our VISX Systems as well as less obvious ones such as those imbedded in the security apparatus that protects our main facility.

     Products: We evaluated the performance of the STAR S2(TM), STAR(TM), and 2020B(TM) Excimer Laser Systems and concluded that none has any problems related to system performance, safety, or printer equipment interface as a result of handling dates in the year 2000 or beyond. We have determined, however, that these laser systems do not properly print or store patient report dates for procedures performed in the year 2000 or beyond. We are in the process of developing and testing a solution to this problem and expect to have it available to customers by the middle of 1999.

     Suppliers: Since the third quarter of 1998, we have been surveying existing suppliers of critical components and all new suppliers about the ability of their systems and products to properly handle dates for the year 2000 and beyond. In the first quarter of 1999, we plan to survey our remaining suppliers and service providers. If they do not reply or cannot comply, we may need to locate alternative sources for critical parts and services. We anticipate that we will be able to locate and contract with alternative suppliers if necessary.

     Operations: We have been gathering information from vendors about year 2000 compliance for each of the major elements of our internal information technology systems. Based on statements from vendors, our ERP system is year 2000 compliant. We have installed a back-up set of equipment to test and verify year 2000 compliance. We expect to complete testing of the major elements of our internal systems listed below by the end of the first quarter of 1999:

     - Enterprise resource planning ("ERP") software and server hardware which is used to manage manufacturing, sales, customer service, accounting activities and prepare financial reports

     - LAN and WAN infrastructure which is used to link users and internal and external systems and networks

     - Desktop and laptop computers and related software

     - PBX, voicemail, and fax systems

     We will install any necessary upgrades and new equipment and software by the end of the second quarter of 1999. With regard to our facility, we have asked key suppliers to represent whether their products and services will function properly when handling dates for the year 2000 and beyond. These requests cover systems for building security, heating, and lighting controls.

     Costs to Address Year 2000 Issues

     We have spent no more than $500,000 to date identifying, developing and testing solutions to year 2000 issues. We estimate that we will spend approximately an additional $750,000 to complete testing and implementation of upgrades and new equipment to make all major internal systems and our products' systems capable of properly handling dates in the year 2000 and beyond. However, we may spend more money than we have estimated and this could have a material adverse effect on our results of operations and financial condition.

     Contingency Plans

     When we complete our internal reviews and external surveys we will prepare contingency plans to prepare for problems that we believe are reasonably likely to arise. However, despite our best efforts, we may not anticipate all problems that may ultimately arise.

     Risks of Year 2000 Issues

     We will continue preparations with the goal of ensuring that our products, operations and suppliers will recognize dates and function properly in the year 2000 and beyond. However, unanticipated problems could affect the operation of our products, interrupt or prevent deliveries from suppliers, or disrupt our delivery of service or VisionKey(R) cards to our customers at the onset of the year 2000. As a result, we could suffer a material adverse impact to our business, financial position and results of operation due to a loss of revenue, legal claims or extra expenses caused by unanticipated year 2000 computer problems.

FLUCTUATIONS IN QUARTERLY RESULTS

     Our results of operations have varied widely in the past, and they could continue to vary significantly from quarter to quarter due to a number of factors, including:

     - Public and market acceptance of laser vision correction as a preferred means of vision correction;

     - Developments in antitrust litigation to which we are currently a party, including legal actions brought against us by private parties and legal actions pending before the FTC;

     - Developments in patent litigation that we have initiated against certain of our competitors, particularly to the extent that adverse developments in these proceedings could limit our ability to collect license fees from sellers and users of laser vision correction equipment;

     - Developments in patent litigation in which we are a defendant, particularly to the extent that adverse developments in these proceedings render certain of our patents invalid or unenforceable, which would reduce the scope of proprietary protection available to us and could limit our ability to collect license fees from sellers and users of laser vision correction equipment;

     - The receipt by additional competitors of FDA approval to market laser vision correction systems in the United States, particularly to the extent that such competitors do not obtain licenses under VISX's patents;

     - The proliferation of unapproved lasers which are used to perform laser vision correction as well as any increase in the number of physician investigational device exemptions issued by the FDA for laser vision correction equipment; and

     - The introduction of new methods for vision correction which render our products less competitive or obsolete.

     Our revenue growth rates may not be sustainable. Any shortfall in revenues, particularly in license fees, would have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We invest our cash, beyond that needed for daily operations, in high quality debt securities. We seek primarily to preserve the value and liquidity of our capital, and secondarily to safely earn income from these investments. To accomplish these goals, we invest only in debt securities issued by (1) the U.S. Treasury and U.S. government agencies and corporations and (2) U.S. corporations that meet the following criteria:

     - Rated investment grade "A" or higher by the major rating services

     - Can readily be resold for cash

     - Mature no more than 2 years from our date of purchase

The following table shows the expected cash flows at maturity from our investments in debt securities.

                                                1999      2000     2001   2002   2003   BEYOND
                                               -------   -------   ----   ----   ----   ------
Cash equivalents and short-term investments
  (amortized cost as of December 31, 1998)...  $92,448   $17,927   $--    $--    $--     $--
Weighted average effective interest rate.....      5.4%      5.4%   --     --     --      --

     Foreign Currency Exchange Rate Risk. We sell products in various international markets. Virtually all of these sales are contracted and paid for in U.S. Dollars. As of December 31, 1998 we have no outstanding foreign currency hedge contracts. Accordingly, we have no material foreign currency exchange risk as of December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VISX, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 29,870    $ 29,952
  Short-term investments....................................    86,669      70,881
  Accounts receivable, net of allowances for doubtful
     accounts of $1,620 and $814, respectively..............    27,822      16,478
  Inventories...............................................     6,820       4,747
  Deferred tax assets and prepaid expenses..................    15,457       1,875
                                                              --------    --------
     Total current assets...................................   166,638     123,933
PROPERTY AND EQUIPMENT, NET.................................     4,318       4,032
OTHER ASSETS................................................     5,663       2,387
                                                              --------    --------
                                                              $176,619    $130,352
                                                              ========    ========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable..........................................  $  3,682    $  5,453
  Accrued liabilities.......................................    33,948      14,600
                                                              --------    --------
     Total current liabilities..............................    37,630      20,053
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value, 90,000,000 shares
     authorized; 31,035,016 shares issued at December 31,
     1998 and 1997..........................................       310         310
  Additional paid-in capital................................   137,645     133,541
  Less: 235,964 and 312,000 common stock treasury shares at
     December 31, 1998 and 1997, respectively, at cost......    (4,581)     (3,442)
  Unrealized holding gains on available-for-sale
     securities.............................................       188          53
  Retained earnings (accumulated deficit)...................     5,427     (20,163)
                                                              --------    --------
     Total stockholders' equity.............................   138,989     110,299
                                                              --------    --------
                                                              $176,619    $130,352
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
REVENUES:
  System sales..............................................  $ 40,799    $34,393    $53,140
  License, service and other revenue........................    92,951     34,238     16,524
                                                              --------    -------    -------
          Total revenues....................................   133,750     68,631     69,664
                                                              --------    -------    -------
COSTS AND EXPENSES:
  Cost of revenues..........................................    31,109     20,598     28,876
  Marketing, general and administrative.....................    32,138     22,255     17,708
  Research, development and regulatory......................    11,283     10,258      8,734
                                                              --------    -------    -------
          Total costs and expenses..........................    74,530     53,111     55,318
                                                              --------    -------    -------
INCOME FROM OPERATIONS......................................    59,220     15,520     14,346
                                                              --------    -------    -------
OTHER INCOME (EXPENSE):
  Interest income...........................................     5,536      4,999      4,265
  Litigation settlement.....................................   (35,000)    (4,500)        --
                                                              --------    -------    -------
          Other income (expense), net.......................   (29,464)       499      4,265
                                                              --------    -------    -------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    29,756     16,019     18,611
  Provision for income taxes................................     4,166      1,922      1,303
                                                              --------    -------    -------
NET INCOME..................................................  $ 25,590    $14,097    $17,308
                                                              ========    =======    =======
EARNINGS PER SHARE
  Basic.....................................................  $   0.84    $  0.46    $  0.57
                                                              ========    =======    =======
  Diluted...................................................  $   0.78    $  0.45    $  0.54
                                                              ========    =======    =======
SHARES USED FOR EARNINGS PER SHARE
  Basic.....................................................    30,507     30,858     30,622
                                                              ========    =======    =======
  Diluted...................................................    32,699     31,636     31,948
                                                              ========    =======    =======

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                   COMMON
                                                   STOCK                                                 RETAINED    TOTAL
                                          COMMON   ------    ADD'L                UNREALIZED   COMPRE-   EARNINGS    STOCK-
                                          SHARES    PAR     PAID-IN    TREASURY    HOLDING     HENSIVE   (ACCUM.    HOLDERS'
                                          ISSUED   VALUE    CAPITAL     STOCK       GAINS      INCOME    DEFICIT)    EQUITY
                                          ------   ------   --------   --------   ----------   -------   --------   --------
BALANCE, DECEMBER 31, 1995..............  30,348    $303    $131,034   $     --     $ 112                $(51,568)  $ 79,881
Repurchases of common stock.............     --       --          --     (1,729)       --                      --     (1,729)
Exercise of stock options...............    470        5       2,286      1,204        --                      --      3,495
Common stock issued under the Employee
  Stock Purchase Plan...................     32       --         362         63        --                      --        425
Comprehensive income:
  Net income............................     --       --          --         --        --      $17,308     17,308     17,308
  Other comprehensive loss
    Adjustment for unrealized holding
      loss on
    available-for-sale securities.......     --       --          --         --      (108)        (108)        --       (108)
                                                                                               -------
  Comprehensive income..................                                                       $17,200
                                                                                               =======

                                          ------    ----    --------   --------     -----                --------   --------
BALANCE, DECEMBER 31, 1996..............  30,850     308     133,682       (462)        4                 (34,260)    99,272

Repurchases of common stock.............     --       --          --     (8,307)       --                      --     (8,307)
Exercise of stock options...............    143        2      (1,818)     5,327        --                      --      3,511
Common stock issued under the Employee
  Stock Purchase Plan...................     42       --         438         --        --                      --        438
Income tax benefit arising from employee
  stock option plans....................     --       --       1,239         --        --                      --      1,239
Comprehensive income:
  Net income............................     --       --          --         --        --      $14,097     14,097     14,097
  Other comprehensive income:
    Adjustment for unrealized holding
      gains on available-for-sale
      securities........................     --       --          --         --        49           49         --         49
                                                                                               -------
  Comprehensive income..................                                                       $14,146
                                                                                               =======

                                          ------    ----    --------   --------     -----                --------   --------
BALANCE, DECEMBER 31, 1997..............  31,035     310     133,541     (3,442)       53                 (20,163)   110,299

Repurchases of common stock.............     --       --          --    (18,645)       --                      --    (18,645)
Exercise of stock options...............     --       --      (5,187)    16,995        --                      --     11,808
Common stock issued under the Employee
  Stock Purchase Plan...................     --       --          15        511        --                      --        526
Income tax benefit arising from employee
  stock option plans....................     --       --       9,276         --        --                      --      9,276
Comprehensive income:
  Net income............................     --       --          --         --        --      $25,590     25,590     25,590
  Other comprehensive income:
    Adjustment for unrealized holding
      gains on available-for-sale
      securities........................     --       --          --         --       135          135         --        135
                                                                                               -------
  Comprehensive income..................                                                       $25,725
                                                                                               =======

                                          ------    ----    --------   --------     -----                --------   --------
BALANCE, DECEMBER 31, 1998..............  31,035    $310    $137,645   $ (4,581)    $ 188                $  5,427   $138,989
                                          ======    ====    ========   ========     =====                ========   ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1998         1997         1996
                                                           ---------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $  25,590    $  14,097    $ 17,308
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization.......................      2,083        1,854       1,195
     Increase (decrease) in cash flows from changes in
       operating
       assets and liabilities:
          Accounts receivable............................    (11,344)       1,426     (11,237)
          Inventories....................................     (2,073)       1,101         894
          Deferred tax assets and prepaid expenses.......    (13,582)      (1,322)       (319)
          Other assets...................................     (4,096)        (191)     (2,462)
          Accounts payable...............................     (1,771)       3,068        (121)
          Accrued liabilities............................     19,348       (3,432)      9,341
                                                           ---------    ---------    --------
     Net cash provided by operating activities...........     14,155       16,601      14,599
                                                           ---------    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................     (1,549)      (1,688)     (2,911)
  Short-term investments
       Available-for-sale securities: Purchases..........   (114,900)    (102,024)    (53,222)
                                      Proceeds from
                                      maturities.........     99,247       95,273      27,671
       Held-to-maturity securities: Proceeds from
          maturities.....................................         --           --       4,249
                                                           ---------    ---------    --------
     Net cash used in investing activities...............    (17,202)      (8,439)    (24,213)
                                                           ---------    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock..........     21,610        5,188       3,920
     Repurchases of common stock.........................    (18,645)      (8,307)     (1,729)
                                                           ---------    ---------    --------
Net cash provided by (used in) financing activities......      2,965       (3,119)      2,191
                                                           ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents.....        (82)       5,043      (7,423)
Cash and cash equivalents, beginning of period...........     29,952       24,909      32,332
                                                           ---------    ---------    --------
Cash and cash equivalents, end of period.................  $  29,870    $  29,952    $ 24,909
                                                           =========    =========    ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VISX, Incorporated. We develop products and procedures to improve people's eyesight with lasers. Our current principal product, the VISX System, is designed to correct the shape of a person's eyes to reduce or eliminate their need for eyeglasses or contact lenses. The FDA has approved the VISX System for use in the treatment of most types of vision problems including nearsightedness, farsightedness, and astigmatism. We sell VisionKey(R) cards to control the use of the VISX System and to collect license fees for the use of our patents.

     Use of Estimates. In order to prepare financial statements in conformity with generally accepted accounting principles ("GAAP"), we are required to make estimates and assumptions. Examples include estimates of our income tax liability, the amount of our accounts receivable that we will be able to collect, or the expenses we will incur to provide service under warranty obligations. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. Our actual results could differ from our estimates.

     Principles of Consolidation. Our consolidated financial statements include the accounts of VISX, Incorporated and its wholly owned subsidiaries (the "Company" or "VISX") after the elimination of significant intercompany accounts and transactions.

     Cash, Cash Equivalents and Short-term Investments. Cash equivalents are debt securities that mature within 90 days after we purchase them and can be resold for cash before they mature. Short-term investments are debt securities that mature more than 90 days after we purchase them. Our short-term investments are all classified as available-for-sale securities because we may sell them before they reach maturity. They are carried at fair market value, with unrealized gains and losses recorded in stockholders' equity. The cost of securities sold is based on the specific identification method.

     Inventories. Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. Inventories consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Raw Materials and Subassemblies.............................  $3,183    $2,487
Work-in-Process.............................................   2,869     1,538
Finished Goods..............................................     768       722
                                                              ------    ------
                                                              $6,820    $4,747
                                                              ======    ======

     Property and Equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally two to seven years or, the term of the related lease in the case of leasehold improvements. Property and equipment is stated at cost and consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Furniture and fixtures......................................  $2,313    $2,211
Machinery and equipment.....................................   6,880     4,996
Leasehold improvements......................................   1,107       948
                                                              ------    ------
                                                              10,300     8,155
Less: accumulated depreciation and amortization.............  (5,982)   (4,123)
                                                              ------    ------
Property and equipment, net.................................  $4,318    $4,032
                                                              ======    ======

                      VISX, INCORPORATED AND SUBSIDIARIES

     Revenue Recognition. We record revenue and the cost of installation, training, and warranty services when we ship products. We recognize service revenue when we provide service. We recognize license revenue when we ship VisionKey(R) cards in the United States and when we receive payments from international licensees.

     Through June 1998, we paid royalties to Pillar Point for laser systems and certain VisionKey(R) procedure cards sold in the United States. Pillar Point allocated profits and losses back to the partners (VISX and Summit) in accordance with the general partnership agreement. However, since Pillar Point was dissolved in June 1998 no further royalties have been due the partnership, though we have paid our share of the legal and administrative expenses associated with resolving litigation involving the partnership.

     Earnings Per Share. Basic earnings per share ("EPS") equals net income divided by the weighted average number of common shares outstanding. Diluted EPS equals net income divided by the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data.

                                                               YEAR ENDED DECEMBER 31,
                                                            -----------------------------
                                                             1998       1997       1996
                                                            -------    -------    -------
NET INCOME................................................  $25,590    $14,097    $17,308
                                                            =======    =======    =======
BASIC EARNINGS PER SHARE
  Income available to common shareholders.................  $25,590    $14,097    $17,308
  Weighted average common shares outstanding..............   30,507     30,858     30,622
                                                            -------    -------    -------
  Basic earnings per share................................  $  0.84    $  0.46    $  0.57
                                                            =======    =======    =======
DILUTED EARNINGS PER SHARE
  Income available to common shareholders.................  $25,590    $14,097    $17,308
                                                            -------    -------    -------

  Weighted average common shares outstanding..............   30,507     30,858     30,622
  Dilutive potential common shares from stock options.....    2,192        778      1,326
                                                            -------    -------    -------
  Weighted average common shares and dilutive potential
     common shares........................................   32,699     31,636     31,948
                                                            -------    -------    -------
  Diluted earnings per share..............................  $  0.78    $  0.45    $  0.54
                                                            =======    =======    =======

     Options to purchase 107,000, 1,350,000 and 782,000 weighted shares outstanding during 1998, 1997 and 1996, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during those years.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS No. 133 in the first quarter of 2000. We do not expect the impact of adopting SFAS No. 133 to be material to us.

     In 1998 we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130"), which requires us to report all changes in equity, except those resulting from investment by and distributions to owners, in the financial statement for the period in which they are recognized. We have disclosed Comprehensive Income, which encompasses net income and unrealized

                      VISX, INCORPORATED AND SUBSIDIARIES
holding gains on available-for-sale securities, in the Consolidated Statement of Shareholders' Equity. We have restated prior years to conform to the requirements of SFAS No. 130.

NOTE 2. SEGMENT REPORTING

     Segments. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Mark B. Logan, Chairman and CEO, is our chief decision maker. As our business is completely focused on one industry segment, products and procedures to improve people's eyesight with lasers, we believe we have one reportable segment. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

     Export Revenues. Export revenues accounted for 12%, 23% and 15% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for any of the three years ended December 31, 1998. In the following table we have presented our export revenues by geographic region (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                     1998       1997       1996
                                                    -------    -------    -------
Europe............................................  $ 3,355    $ 4,140    $ 3,945
Americas (excluding the United States)............    4,810      4,150      3,801
Asia and Other....................................    8,406      7,573      2,973
                                                    -------    -------    -------
                                                    $16,571    $15,863    $10,719
                                                    =======    =======    =======

     Major Customers. TLC The Laser Center, Inc. accounted for 11%, 13% and 7% of total revenues in 1998, 1997 and 1996, respectively. Laser Vision Centers, Inc. accounted for 10%, 7% and 13% of total revenues in 1998, 1997 and 1996, respectively. No other customer accounted for 10% or more of sales during any of the three years ended December 31, 1998.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 3. INVESTMENTS

Investments in securities consisted of the following (in thousands):

                                                 DECEMBER 31, 1998                    DECEMBER 31, 1997
                                         ----------------------------------   ----------------------------------
                                                       GROSS      AGGREGATE                 GROSS      AGGREGATE
                                         AMORTIZED   UNREALIZED     FAIR      AMORTIZED   UNREALIZED     FAIR
                                           COST        GAINS        VALUE       COST        GAINS        VALUE
                                         ---------   ----------   ---------   ---------   ----------   ---------
SHORT-TERM INVESTMENTS
  Available-for-Sale Securities
     Debt securities of the U.S.
       Treasury and U.S. government
       agencies and corporations.......  $ 42,184       $114      $ 42,298     $34,769       $30        $34,799
     Debt securities of U.S.
       corporations....................    44,297         74        44,371      36,059        23         36,082
                                         --------       ----      --------     -------       ---        -------
                                           86,481        188        86,669      70,828        53         70,881
CASH EQUIVALENTS
  Available-for-Sale Securities
     Debt securities of U.S.
       corporations....................    23,894         --        23,894      24,420        --         24,420
                                         --------       ----      --------     -------       ---        -------
          Total investments............  $110,375       $188      $110,563     $95,248       $53        $95,301
                                         ========       ====      ========     =======       ===        =======

     There were no gross realized gains or losses on available-for-sale securities. All available-for-sale securities held at December 31, 1998 mature within two years of that date.

NOTE 4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Payroll and related accruals................................  $ 5,708    $ 1,909
Accrued warranty, installation, and training expenses.......    2,941      3,246
Accrued royalties...........................................      601      1,879
Deposits and deferred revenue...............................   11,603      3,012
Accrued sales promotions and distributor commissions........    2,668      1,620
Accrued income and sales taxes..............................    7,888      1,138
Accrued legal expenses......................................    1,668        566
Other.......................................................      871      1,230
                                                              -------    -------
                                                              $33,948    $14,600
                                                              =======    =======

NOTE 5. STOCK BASED COMPENSATION PLANS

     We have two open stock option plans, the 1995 Stock Plan (the "1995 Plan") and the 1995 Director Option Plan (the "Director Plan"), and an Employee Stock Purchase Plan (the "Purchase Plan"). In addition, we have four terminated stock option plans with options still outstanding.

     We recorded no compensation expense associated with these plans and we account for them in accordance with APB Opinion No. 25. We would have recorded compensation expense for options granted under these plans if we had accounted for them in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"). Under SFAS No. 123 our net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except per share data).

                      VISX, INCORPORATED AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31,
                                                      -----------------------------
                                                       1998       1997       1996
                                                      -------    -------    -------
Net Income....................  As Reported.........  $25,590    $14,097    $17,308
                                Pro Forma...........   18,733      9,281     13,821
Diluted Earnings Per Share....  As Reported.........  $  0.78    $  0.45    $  0.54
                                Pro Forma...........     0.58       0.30       0.44

     Under SFAS No. 123 the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.4, 6.0 and 5.6 percent, expected volatility of 51, 54 and 43 percent, no expected dividends, and an expected life of 1.70, 1.05 and 1.05 years beyond the vest date for each year's vesting increment of an option. Since the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under the Purchase Plan, we may sell up to 1,000,000 shares of common stock to our eligible, full-time employees who do not own 5% or more of our outstanding common stock. Employees can allocate up to 10% of their wages to purchase our stock at 85% of the fair market value of the stock on the first or last day of a six month offering period, whichever is lower. We sold 34,840 shares, 42,324 shares and 37,406 shares in 1998, 1997 and 1996, respectively, and 251,252 shares cumulatively through December 31, 1998. The weighted average fair market value of shares sold in 1998 was $29.18 per share.

     As of December 31, 1998 we are authorized to grant options for up to 5,415,096 shares under the 1995 Plan and 500,000 shares under the Director Plan. We have granted options on 3,974,100 shares and 114,000 shares, respectively, under these two plans through December 31, 1998. Under both Plans the option exercise price equals the stock's market price on the date of grant, options vest 25% one year after the date of grant and ratably thereafter over three years, and options expire ten years from the date of grant. Options outstanding under the four terminated stock option plans have generally the same eligibility and vesting terms as those described for the 1995 Plan, though no further options may be granted under these terminated plans.

     A summary of the status of the Company's stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the following tables and narrative. Share amounts are shown in thousands.

                                                       YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                          1998                   1997                   1996
                                  --------------------    -------------------    -------------------
                                             WTD. AVG.              WTD. AVG.              WTD. AVG.
            ACTIVITY              SHARES     EX. PRICE    SHARES    EX. PRICE    SHARES    EX. PRICE
            --------              -------    ---------    ------    ---------    ------    ---------
Outstanding, start of year......    3,933     $11.39       3,434     $10.37       2,780      $6.62
Granted.........................    1,657      18.72       1,386      11.11       1,370      16.14
Exercised.......................   (1,179)      9.87        (723)      5.72        (584)      5.99
Forfeited.......................     (257)     12.52        (164)     12.62        (132)     10.53
                                  -------                 ------                 ------
Outstanding, end of year........    4,154      14.67       3,933      11.39       3,434      10.37
                                  =======                 ======                 ======
Exercisable, end of year........    1,368     $11.54       1,358     $10.38       1,152      $6.15
                                  =======                 ======                 ======
Weighted average fair value per
  option granted................  $  8.54                 $ 4.37                 $ 5.86
                                  =======                 ======                 ======

                      VISX, INCORPORATED AND SUBSIDIARIES

                                          DECEMBER 31, 1998
                  -----------------------------------------------------------------
                           OPTIONS OUTSTANDING
                  --------------------------------------     OPTIONS EXERCISABLE
                                              WTD. AVG.    ------------------------
                  (000'S)     WTD. AVG.      YEARS LEFT    (000'S)     WTD. AVG.
EXERCISE PRICES   NUMBER    EXERCISE PRICE   TO EXERCISE   NUMBER    EXERCISE PRICE
---------------   -------   --------------   -----------   -------   --------------
$ 2.63 - $  2.63      30        $ 2.63           1.9           30        $ 2.63
  5.63 -   7.38      399          6.13           5.9          351          6.13
  7.93 -  11.75    1,955         11.01           8.5          446         10.57
 11.81 -  17.38    1,113         15.45           7.9          505         16.20
 17.50 -  25.13      201         21.69           8.9           36         18.43
 27.75 -  40.91      456         33.63           9.8           --            --
                   -----                                    -----
$ 2.63 - $40.91    4,154        $14.67           8.2        1,368        $11.54
                   =====                                    =====

NOTE 6. STOCKHOLDERS' EQUITY

     In 1997, the board of directors authorized management to repurchase up to 4,000,000 shares of VISX common stock. We have repurchased 1,945,000 shares on the open market at a total cost of $26,952,000 in accordance with applicable securities laws. Before repurchasing shares, we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future. In January 1999 we distributed a 2 for 1 stock split in the form of a 100% stock dividend. All share and per share information has been adjusted to reflect this split.

NOTE 7. INCOME TAXES

     Our provision for income taxes consisted of the following (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    -----------------------------
                                                      1998       1997       1996
                                                    --------    -------    ------
Current:
  Federal.........................................  $ 13,929    $ 1,561    $  652
  State...........................................     4,350      1,361       651
                                                    --------    -------    ------
                                                      18,279      2,922     1,303
                                                    --------    -------    ------
Deferred, net
  Federal.........................................   (12,309)    (1,000)       --
  State...........................................    (1,804)        --        --
                                                    --------    -------    ------
                                                     (14,113)    (1,000)       --
                                                    --------    -------    ------
Net tax provision.................................  $  4,166    $ 1,922    $1,303
                                                    ========    =======    ======

     Our provision for income taxes is comprised of the following elements, all expressed as a percentage of income before provision for income taxes.

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                          1998     1997     1996
                                                          -----    -----    -----
Statutory Federal income tax rate.......................   35.0%    35.0%    35.0%
State income taxes, net of Federal benefit..............    5.6      5.8      5.8
R&D credit..............................................   (0.7)    (0.6)    (0.3)
Change in valuation allowance...........................  (25.9)   (28.2)   (33.5)
                                                          -----    -----    -----
Effective income tax rate...............................   14.0%    12.0%     7.0%
                                                          =====    =====    =====

                      VISX, INCORPORATED AND SUBSIDIARIES

     We paid $1,556,000, $1,347,000 and $698,000 of income taxes in 1998, 1997 and 1996, respectively.

     At December 31, 1998, we had a net operating loss carry forward of approximately $13,200,000 available to offset future Federal taxable income. Our loss carry forward expires through the year 2010. The amount of our prior losses that can be used to offset taxable income in future years may be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

     Our net deferred income tax assets were as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                               1998        1997
                                                              -------    --------
Net operating loss carryforwards
  Federal...................................................  $ 4,600    $  9,100
Cumulative temporary differences
  Allowance for doubtful accounts...........................      700         400
  Inventory reserves........................................      900         900
  Warranty reserves.........................................    1,200       1,400
  Accrued sales promotions and commissions..................      900       1,100
  State income taxes........................................      900         500
  Other temporary differences...............................    3,400       1,600
Tax credit carryforwards....................................    1,800       2,000
                                                              -------    --------
                                                               14,400      17,000
Valuation allowance, provision for income taxes.............       --     (13,300)
Valuation allowance, equity.................................       --      (2,700)
                                                              -------    --------
Net deferred income tax asset...............................  $14,400    $  1,000
                                                              =======    ========

     We have been profitable for the last three years since receiving FDA approval. As a result, we believe it is more likely than not that we will generate sufficient taxable income in the future to take full benefit for the remaining Federal net operating loss carryforward, the temporary differences, and the tax credit carryforwards. Therefore, in accordance with GAAP we did not need a valuation allowance at December 31, 1998. However, given that the laser vision correction industry is still new and evolving rapidly, we can provide no assurance that our expectation for future taxable income will be realized.

NOTE 8. COMMITMENTS

     We lease facilities and equipment under operating leases that expire through 2003. Our expense under these leases was $1,027,000, $990,000 and $908,000 for the years ended December 31, 1998, 1997, and 1996, respectively. We must pay the following minimum payments under these leases. Our future minimum lease commitments, net of subleases, are as follows (all amounts are shown in thousands).

                                                       GROSS     SUBLEASE     NET
                                                       ------    --------    ------
YEAR ENDED DECEMBER 31,
1999.................................................  $1,485     $(431)     $1,054
2000.................................................   1,485      (252)      1,233
2001.................................................   1,424        --       1,424
2002.................................................   1,398        --       1,398
2003.................................................     582        --         582
Thereafter...........................................      --        --          --
                                                       ------     -----      ------
          Total minimum lease payments...............  $6,374     $(683)     $5,691
                                                       ======     =====      ======

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 9. LITIGATION

PATENT AND ANTITRUST PROCEEDINGS

OVERVIEW

     The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust laws. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets and could have a material adverse effect on VISX's business, financial position and results of operations.

FEDERAL TRADE COMMISSION PROCEEDINGS

     On March 24, 1998 the Federal Trade Commission ("FTC") filed an administrative compliant challenging the existence of Pillar Point and challenging the enforceability of certain of patents owned by VISX. On July 8, 1998 we reached a settlement with the FTC and entered into a consent decree regarding the dissolution of Pillar Point. On March 4, 1999 the FTC entered an order finalizing that consent decree.

     The consent decree does not address the portion of the FTC's complaint directed towards the enforceability of certain VISX patents. An administrative hearing was held in December 1998 and January 1999. The administrative law judge is expected to issue his initial decision in the matter before the end of May 1999. An appeal to the FTC from the initial decision is expected to be made by VISX or the staff of the FTC, or both. The FTC's decision is likely to be appealed, in turn, to a federal court of appeals. Although we believe the FTC's claims are unfounded and we will continue to vigorously defend the enforceability of our patents, it is not possible to predict the outcome of this proceeding or any appeal from the decision. A determination by the FTC that certain of our patents are unenforceable, if upheld by the federal court of appeals, could reduce the breadth of our patent coverage. This, in turn, could have a material adverse effect on our business, financial position and results of operation.

ANTITRUST CLASS ACTIONS

     Since the commencement of the FTC administrative proceeding on March 24, 1998, a large number of purported class actions have been filed against VISX alleging, among other things, violations of various state and federal antitrust laws. These cases can be divided into two categories bases on the type of class alleged: one on behalf of purported classes of patients, and the other on behalf of purported classes of direct purchasers.

        Patient Class Actions Filed in State Court
        Several actions filed in California state court on behalf of purported classes of patients have been consolidated into one case captioned In re PRK filed on June 12, 1998 naming VISX, VISX Partner, Inc., Summit, and Summit Partner, Inc. as defendants. The plaintiffs in the consolidated action allege violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) on behalf of a putative nationwide class of patients. We have been named in one additional state court action in Florida and two additional state court actions in Wisconsin, each filed on behalf of a purported class of patients: Marks v. Summit Technology Inc., et al., filed on April 27, 1998 in Florida state court ; Worcester v. Summit Technology, Inc. et al.,filed on June 11, 1998 in Wisconsin state court, which was transferred in December 1998 to the Multi-District Litigation described below; and Karen

                      VISX, INCORPORATED AND SUBSIDIARIES

        Frankson et al. v. Pillar Point Partners et al., filed on January 4, 1999 in Wisconsin state court, which is expected also to be transferred to the Multi-District Litigation.

          Direct Purchaser Class Actions Filed in Federal Court
        In addition to the state court actions, a number of purported class actions alleging violations of federal antitrust laws on behalf of a purported class of direct purchasers have been filed against VISX in federal court. All of these actions have been transferred to the Multi-District Litigation described below. In October 1998, the Federal District Court in the District of Arizona, the location of the Multi-District Litigation, entered an order for consolidation of these class actions into a case captioned The Antitrust Class Actions (USDC AZ Oct. 21 1998).

In each of these antitrust class actions the plaintiffs are seeking unspecified damages and injunctive relief. These cases are still in the pleading stages. The purported classes have not yet been certified and discovery has not begun. Although we believe we and Pillar Point have meritorious defenses to the claims presented in these actions and intend to defend them vigorously, it is too early to estimate their outcome. There can be no assurances that VISX will prevail in any of these antitrust class actions. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, would adversely affect VISX's future results of operations.

MULTI-DISTRICT LITIGATION INVOLVING PILLAR POINT PARTNERS

     On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. However, Pillar Point continues to be a party in a number of cases. VISX and Summit share Pillar Point's ongoing litigation expenses and each pursues its own interests in the pending litigation.

     To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point partners, a number of cases have been transferred to Multi-District Litigation ("MDL") in the Federal District Court in the District of Arizona for pretrial proceedings. In addition to the antitrust class actions described above, the following cases are pending in the MDL:

     Pillar Point Partners, et al. v. Jon Dishler, et al. In October 1996, Pillar Point, VISX Partner, and Summit Partner brought suit in the United States District Court for the District of Colorado against Jon G. Dishler, M.D. and several entities owned or controlled by him. Plaintiffs filed an amended complaint naming Telco -- The Excimer Laser Company PTY, Ltd., Lions Eye Institute, and Paul van Saarloos, as additional defendants. The suit alleges infringement of certain patents owned by VISX, and seeks monetary damages and injunctive relief. The defendants have filed an answer and counterclaims denying infringement, seeking a declaratory judgment that the patents in suit are invalid and unenforceable, and asserting alleged violations of the antitrust laws.

     Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd.
v. Pillar Point Partners, et al.; Antoine Garabet, M.D., Inc. and Abraham Shammas, M.D., d/b/a The Laser Eye Center, v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. In November 1997, corporations controlled by Drs. Garabet and Shammas filed suit against the same parties as well as Stephen Trokel, M.D. All three actions were filed in the United States District Court for the Northern District of California. Generally, the plaintiffs allege that the per procedure royalty charged by Pillar Point was a violation of the Sherman Act or of corresponding state antitrust laws and seek injunctions against alleged violations of such laws, as well as monetary damages. In addition, certain plaintiffs are seeking a judgment that the patents once held by Pillar Point are invalid and unenforceable.

                      VISX, INCORPORATED AND SUBSIDIARIES

     Although we believe we and Pillar Point have meritorious defenses to the claims presented in these actions and we intend to defend them vigorously, it is too early to estimate their outcome. There can be no assurances that VISX or Pillar Point will prevail in any of these actions. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, would adversely affect VISX's future results of operations.

     Pillar Point Partners, et al. v. Barnet Dulaney Eye Center, et al., a patent suit initiated by Pillar Point that was pending in the MDL was settled in January 1999 and Pillar Point Partners, et al. v. Appler, which was also pending in the MDL, was settled in March 1998. No payments were made in connection with either of these settlements.

PATENT LITIGATION: NIDEK

     United States. On December 17, 1998 Nidek received FDA approval to market its laser vision correction system in the United States. On December 18, 1998, VISX filed a lawsuit in United States District Court in Northern California alleging that Nidek's laser vision correction systems infringe VISX United States Patent Nos. 4,718,418, 4,732,148, and 5,711,762. In the case, VISX seeks injunctive relief and monetary damages. On January 22, 1999, VISX filed a complaint with the United States International Trade Commission (ITC) regarding Nidek's laser vision correction systems. On February 23, 1999, the ITC instituted an investigation into the activities of Nidek and its United States subsidiaries. If the ITC determines that Nidek or its subsidiaries imported and sold laser vision correction systems that infringe VISX-owned patents, the ITC may issue an order prohibiting the importation, sale, and service of the Nidek laser system and its component parts in the United States. Nidek has filed counterclaims in the District Court action attacking the validity and enforceability of the patents asserted, and we anticipate that Nidek will make similar arguments in the ITC proceeding. While we believe that the patents asserted in these cases are valid and enforceable and will vigorously defend any contrary claims, there can be no assurance as to the outcome of these cases. Adverse determinations in one or both of these suits could limit VISX's ability to collect equipment and use royalties in the United States from Nidek as well as from other sellers of and users of laser vision correction systems. Any such adverse determination would adversely affect VISX's license revenues and therefore its future results of operations.

     International. VISX is a party to patent-related litigation against Nidek in Canada and France. These proceedings, which allege patent infringement by Nidek and certain of its distributors and customers, were filed by VISX in February 1994 (Canada) and May 1997 (France). The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. Trial in the Canadian proceeding is expected to take place in 1999. The proceeding in France is currently in the pleading stage. It is not possible to predict the outcome of either case. However, VISX believes that the invalidity claims asserted by Nidek are without merit, and intends to vigorously enforce its patents and defend their validity. Adverse determinations in one or both of these lawsuits could limit VISX's ability to collect royalties in certain markets. Any such adverse determination could therefore adversely affect VISX's future results of operations.

     In November 1996, VISX initiated a patent infringement case against Nidek and related parties in the United Kingdom. Nidek filed a counterclaim in the case alleging that the patents asserted were invalid. In October 1998, the United Kingdom court found that VISX's European Patent No. 0151869 was valid but, under the court's constructions of the patent claims, not infringed by Nidek's technology. The court also found that VISX's European Patent No. 0207648 was not valid for reasons specific to United Kindgom patent law, but that the patent did cover the Nidek laser system.

                      VISX, INCORPORATED AND SUBSIDIARIES

PATENT LITIGATION: USERS OF NIDEK LASER SYSTEMS

     On March 4, 1999 VISX filed a law suit against Farmington Laser Eye Center PLLC and Donald C. Fiander, MD in the United States District Court in the Eastern District of Michigan alleging that the defendants' use of, and their offers to use, the Nidek EC-5000 laser system infringe VISX's United States Patent No. 4,665,913. On March 5, 1999 VISX filed a complaint against OR Providers, Inc. and Refractive Support, Inc. in the United States District Court in the Northern District of Ohio alleging, among other things, that the defendants' use of, and their active inducement of others to use, the Nidek EC-5000 laser system to perform laser vision correction constitute infringement of VISX's United States Patent No. 4,665,913. VISX may file additional actions against users in the future. In both actions, VISX seeks an injunction against the defendants prohibiting the use of the Nidek EC-5000 excimer laser and monetary damages. It is possible that the defendants in these actions will file one or more defenses or counterclaims attacking the validity and enforceability of the patent asserted.

PATENT LITIGATION: AUTONOMOUS

     Autonomous Technologies Corporation v. Pillar Point Partners, et al. In October 1996, Autonomous brought an action in the United States District Court for the District of Delaware against Pillar Point, Summit and VISX. The action seeks declaratory relief that one of VISX's patents that was once licensed to Pillar Point is not infringed, is invalid and unenforceable, and that the defendants are otherwise barred from claiming that the Autonomous system infringes the same patent. In September 1998, VISX filed a counterclaim in the action against Autonomous asserting certain VISX patents and seeking declaratory and injunctive relief. In October 1998 Autonomous announced that it had agreed to be acquired by Summit, subject to the approval of the shareholders of each of the companies. In November 1998 VISX and Autonomous stipulated to a stay in the action pending the earlier of the resolution of the merger of Autonomous and Summit or May 1, 1999. VISX believes that it and the other defendants have meritorious defenses to the claims in this action, and that the resolution of those claims will not have a material adverse effect on VISX's business, financial position or results of operations. However, the suit is in the early stages of discovery and there can be no assurance as to its outcome.

PATENT LITIGATION: OTHER

     John Taboada v. Stephen L. Trokel, VISX, et al. In July 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Summit Partner, and Pillar Point Partners. In February 1998, he amended the complaint to add Summit. In February 1999, however, Summit, Summit Partner and Pillar Point Partners were dismissed from the case on a motion for summary judgment. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of United States Patent No. 5,108,388 (the " '388 patent") which names Dr. Trokel as the inventor. The '388 patent has been assigned to VISX. Taboada also seeks to recover royalties received by VISX for the '388 patent, charges defendants with infringement of the '388 patent, charges violations of the Lanham Act, and seeks monetary damages and injunctive relief. VISX believes that Taboada's complaint is without merit and intends to vigorously defend it, however, there can be no assurance as to the outcome of the case. An adverse determination in this case could give rise to monetary damages and could limit VISX's ability to collect license fees which, in turn, could adversely affect VISX's future results of operations.

OTHER LITIGATION

     VISX is involved in various other legal proceedings which arise in the normal course of business. These matters include employment, product liability and other matters. VISX could incur significant legal fees in connection with these matters, but in the opinion of management, their ultimate disposition will not have a material adverse effect on our business, financial position or results of operations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VISX, Incorporated:

     We have audited the accompanying consolidated balance sheets of VISX, Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

San Jose, California
January 18, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISX

     The information required by this Item 10 regarding directors of VISX is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in the VISX's definitive Proxy Statement (the "1999 Proxy Statement") to be filed with the Securities and Exchange Commission and relating to its Annual Meeting of Stockholders to be held on May 12, 1999.

     The principal executive officers of VISX are:

                   NAME                     AGE                 POSITION
                   ----                     ---                 --------
Mark B. Logan.............................  60    Chairman of the Board and Chief
                                                  Executive Officer
Elizabeth H. Davila.......................  54    President and Chief Operating
                                                  Officer
Derek A. Bertocci.........................  45    Vice President, Controller
Carol F.H. Harner, Ph.D. .................  55    Vice President, Research and
                                                  Development
Frances L. Henville-Shannon...............  49    Vice President, Human Resources
Kina Lamblin..............................  31    Vice President, General Counsel and
                                                  Secretary
James W. McCollum.........................  45    Vice President, Marketing and Sales
Timothy R. Maier..........................  50    Executive Vice President, Chief
                                                  Financial Officer and Treasurer
David M. Patino...........................  54    Vice President, Regulatory and
                                                  Clinical Affairs
Douglas H. Post...........................  47    Vice President, Operations and
                                                  Customer Support

     Mark B. Logan. Mr. Logan has served as Chairman of the Board and Chief Executive Officer of VISX since November 1994 and was also President from November 1994 to February 1999. From January 1992 to October 1994, Mr. Logan was Chairman of the Board, President and Chief Executive Officer of Insmed Pharmaceuticals, Inc., a development-stage biopharmaceutical company based in Charlottesville, Virginia. From 1967 to 1992, Mr. Logan held various senior management positions with Bausch & Lomb Incorporated, Becton Dickinson & Company, and American Home Products Corporation. His responsibilities included both medical devices and pharmaceuticals, and domestic and international assignments.

     Elizabeth H. Davila. Ms. Davila has served as President and Chief Operating Officer since February 1999, prior to which she had been Executive Vice President and Chief Operating Officer since May 1995. From 1977 to 1994, Ms. Davila held senior management positions with Syntex Corporation which included Vice President of Quality and Reengineering, Vice President and Director of the company's Drug Development Optimization Program, Vice President of Marketing and Sales for the Syva Company Diagnostics Division and Vice President of Marketing and Sales of the Syntex Ophthalmics Division.

     Derek A. Bertocci. Mr. Bertocci has been Vice President, Controller since December 1998. He served as Controller from November 1995 until December 1998. Prior to joining VISX, Mr. Bertocci was Controller for Time Warner Interactive Group from 1993 to 1995 and Controller and Assistant Treasurer for Datron Systems, Inc. from 1987 to 1993.

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

     Frances L. Henville-Shannon. Ms. Henville-Shannon has been Vice President, Human Resources since June 1998. From March 1997 until June of 1998, Ms. Henville-Shannon held the position of Senior Human Resources Business Partner/Director at Fairchild Semiconductor. Fairchild is a spin off from National Semiconductor Corporation where Ms. Henville-Shannon was employed since April 1992, with her last position as Human Resources Director. Prior to National Semiconductor Corporation, Ms. Henville-Shannon held various human resources positions (including the areas of compensation, operations, staffing, and benefits) during her eleven years with Xerox Corporation.

     Kina Lamblin. Ms. Lamblin has been Vice President, General Counsel since November 1998. She served as Assistant General Counsel from March 1996 through November 1998. Ms. Lamblin has been Secretary of the Company since September 1998, prior to which time she was Assistant Secretary. Before joining VISX in 1996, Ms. Lamblin held the position of Assistant General Counsel at Sanctuary Woods, Inc., a software company. Prior to that, Ms. Lamblin practiced law in the Business and Technology department of the law firm Brobeck, Phleger & Harrison in Palo Alto, California. Ms. Lamblin received her J.D. from the University of Chicago and her B.A. from the University of California, Berkeley.

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

     Timothy R. Maier. Mr. Maier has been Executive Vice President, Chief Financial Officer since December 1999, prior to which he had been Vice President, Chief Financial Officer since June 1995. From 1991 to June 1995, he served as Vice President, Chief Financial Officer of GenPharm International, Inc., a privately held international biotechnology company. From 1976 to 1991, Mr. Maier held various positions with Spectra-Physics, Inc., an international manufacturer of scientific and commercial laser products. His positions included Vice President of Finance, Operations Manager, and International Finance and Administration Manager.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 regarding compensation of VISX's directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 1999 Proxy Statement sections "Further Information Concerning the Board of Directors -- Director Compensation" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of VISX is incorporated into this item by reference to the 1999 Proxy Statement section "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 regarding certain relationships and related transactions with management of VISX is incorporated into this item by reference to the 1999 Proxy Statement sections "Further Information Concerning the Board of Directors" and "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 1998:

FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets.................................   25
Consolidated Statements of Operations.......................   26
Consolidated Statements of Stockholders' Equity.............   27
Consolidated Statements of Cash Flows.......................   28
Notes to Consolidated Financial Statements..................   29
Report of Independent Public Accountants....................   40

     2. The following financial statement schedule is filed as part of this report:

     Schedule II -- Valuation and Qualifying Accounts          44

     3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

(C) EXHIBITS. See Index to Exhibits.

(D) FINANCIAL STATEMENT SCHEDULES. See Item 14(a)(2), above.

                      VISX, INCORPORATED AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULES

     The following additional consolidated financial statement schedule should be considered in conjunction with VISX's consolidated financial statements. All other schedules have been omitted because the required information is either not applicable, not sufficiently material to require submission of the schedule, or is included in the consolidated financial statements or the notes thereto. All amounts are shown in thousands.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                    ADDITIONS
                                   BALANCE         CHARGED TO                      BALANCE
                                      AT      ---------------------                  AT
                                   START OF    COSTS &      OTHER                  END OF
           DESCRIPTION              PERIOD     EXPENSES    ACCOUNTS   DEDUCTIONS   PERIOD
           -----------             --------   ----------   --------   ----------   -------
YEAR ENDED DECEMBER 31, 1996
Allowance for bad debts..........    $ --        $600         $--         $--      $  600
YEAR ENDED DECEMBER 31, 1997
Allowance for bad debts..........     600         253         --          39          814
YEAR ENDED DECEMBER 31, 1998
Allowance for bad debts..........     814         810         --           4        1,620

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISX, Incorporated
                                          a Delaware corporation

                                          By: /s/     MARK B. LOGAN
                                            ------------------------------------
                                                       Mark B. Logan
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Date: March 23, 1999

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

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----
    PRINCIPAL EXECUTIVE OFFICER:

          /s/ MARK B. LOGAN            Chairman of the Board, Chief           March 23, 1999
-------------------------------------  Executive Officer and Director
            Mark B. Logan

    PRINCIPAL FINANCIAL OFFICER:

        /s/ TIMOTHY R. MAIER           Executive Vice President, Chief        March 23, 1999
-------------------------------------  Financial Officer and Treasurer
          Timothy R. Maier

    PRINCIPAL ACCOUNTING OFFICER:

        /s/ DEREK A. BERTOCCI          Vice President, Controller             March 23, 1999
-------------------------------------
          Derek A. Bertocci

       /s/ ELIZABETH H. DAVILA         President, Chief Operating Officer     March 23, 1999
-------------------------------------  and Director
         Elizabeth H. Davila

        /s/ GLENDON E. FRENCH          Director                               March 23, 1999
-------------------------------------
          Glendon E. French

        /s/ JOHN W. GALIARDO           Director                               March 23, 1999
-------------------------------------
          John W. Galiardo

          /s/ JAY T. HOLMES            Director                               March 23, 1999
-------------------------------------
            Jay T. Holmes

       /s/ RICHARD B. SAYFORD          Director                               March 23, 1999
-------------------------------------
         Richard B. Sayford

                               VISX, INCORPORATED

                               INDEX TO EXHIBITS
                                  [ITEM 14(C)]

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1*      Amended and Restated Certificate of Incorporation
           (previously filed as Exhibit 3 to Quarterly Report on Form
           10-Q for the quarter ended September 30, 1996)
 3.2*      Amended and Restated Bylaws as revised through December 13,
           1995 (previously filed as Exhibit 3 to Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1996)
 4.1*      Reference is made to Exhibits 3.1 and 3.2
 4.2*      Specimen Common Stock Certificate (previously filed as
           Exhibit 4.2 to Annual Report on Form 10-K, File No. 1-10694,
           for the fiscal year ended December 31, 1990)
10.1*      Stock Option Plan (previously filed as Exhibit 10(E) to Form
           S-1 Registration Statement No. 33-23844)
10.2*      1990 Stock Option Plan (previously filed as Exhibit 10.39 to
           Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
10.3*      Agreement dated as of January 1, 1992, between International
           Business Machines Corporation and the Company (previously
           filed as Exhibit 10.34 to Amendment No. 1 to Form S-1
           Registration Statement No. 33-46311)
10.4*      Formation Agreement dated June 3, 1992, among Summit
           Technology, Inc., VISX, Incorporated, Summit Partner, Inc.,
           and VISX Partner, Inc. (previously filed as Exhibit 10.1 to
           Form 8-K dated June 3, 1992)
10.5*      General Partnership Agreement of Pillar Point Partners dated
           June 3, 1992, between VISX Partner, Inc. and Summit Partner,
           Inc. (previously filed as Exhibit 10.2 to Form 8-K dated
           June 3, 1992)
10.6*      License-back to VISX Agreement dated June 3, 1992, between
           Pillar Point Partners and the Company (previously filed as
           Exhibit 10.3 to Form 8-K dated June 3, 1992)
10.7*      Lease dated July 16, 1992, as amended October 2, 1992,
           between the Company and Sobrato Interests, a California
           limited partnership (previously filed as Exhibit 10.1 to
           Form 10-Q for the quarter ended September 30, 1992)
10.8*      1993 Flexible Stock Incentive Plan (previously filed as
           Exhibit 10.28 to Annual Report on Form 10-K dated March 30,
           1993)
10.9*      1993 Employee Stock Purchase Plan (previously filed as
           Exhibit 10.29 to Annual Report on Form 10-K dated March 30,
           1993)
10.10*     Form of Subscription Agreement (previously filed as Exhibit
           10.24 to Form 10-K for the year ended December 31, 1994)
10.11*     Complaint filed on September 26, 1994 in the Superior Court for the County of Santa Clara by CAP Advisers Limited, CAP
           Trust, and Osterfak, Ltd. (previously filed as Exhibit 5.1 to Form 8-K dated September 26, 1994)
10.12*+    Agreement effective as of November 20, 1995, among the
           Company, Alcon Laboratories, Inc., and Alcon
           Pharmaceuticals, Ltd. (previously filed as Exhibit 10.28 to
           Form 10-K for the year ended December 31, 1995)
10.13*     Agreement and Stipulation of Settlement filed on November
           20, 1995, in the Superior Court for the County of Santa
           Clara (previously filed as Exhibit 10.29 to Form 10-K for
           the year ended December 31, 1995)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.14*     Second Amendment to Lease dated March 8, 1996, between the
           Company and Sobrato Interests, a California limited
           partnership (previously filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1995)
10.15*     1995 Stock Plan (previously filed as Exhibit 10.2 to
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1996)
10.16*     1995 Director Option Plan (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June
           30, 1996)
10.17*     1996 Supplemental Stock Plan (previously filed as Exhibit
           10.3 to Form S-8 Registration Statement No. 333-23999)
10.18*+    Settlement Agreement dated June 17, 1997 (previously filed as Exhibit 99.1 to Current Report on Form 8-K dated June 17,
           1997)
10.19*     Settlement and Dissolution Agreement dated June 4, 1998
           filed as an exhibit to VISX's Form 8-K filed June 23, 1998.
           Confidential treatment has been requested for certain
           portions of this exhibit.
21.1       Subsidiaries
23.1       Consent of Independent Public Accountants
27.1       Financial Data Schedule (EDGAR-filed version only)

---------------
* Previously filed.

+ Confidential Treatment has been requested and granted for certain portions of this exhibit.