Form 10-Q
period 1999-03-31
VISX INC
filed 1999-05-13
CIK 837991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-10694

                        ---------------------------------

                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)

                        ---------------------------------

           DELAWARE                                              06-1161793
(State or other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

           3400 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA 95051-0703
               (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code): (408) 733-2020


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Total number of shares of common stock outstanding as of April 30, 1999 (after giving effect for the stock split to be issued on or about May 12, 1999):
63,205,400

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----

PART I.        FINANCIAL INFORMATION

      ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               Condensed Consolidated Interim Balance Sheets as                     3
               of March 31, 1999 and December 31, 1998

               Condensed Consolidated Interim Statements of Operations for the      4
               Three Months Ended March 31, 1999 and 1998

               Condensed Consolidated Interim Statements of Cash Flows for the      5
               Three Months Ended March 31, 1999 and 1998

               Notes to Condensed Consolidated Interim Financial Statements         6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

               Overview                                                             8

               Results of Operations                                                8

               Liquidity and Capital Resources                                      9

               Year 2000 Disclosure                                                 10

               Business Risks and Fluctuations in Quarterly Results                 11

PART II        OTHER INFORMATION

      ITEM 1.  Legal Proceedings                                                    12

      ITEM 6.  Exhibits and Reports on Form 8-K                                     14

   SIGNATURES                                                                       15

PART I. FINANCIAL INFORMATION

        ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                     March 31,       December 31,
                                                                        1999             1998
                                                                     ---------       -----------
                                                                    (unaudited)
   CURRENT ASSETS:
      Cash and cash equivalents ............................        $  43,462        $  29,870
      Short-term investments ...............................          108,763           86,669
      Accounts receivable, net of allowance for doubtful
        accounts of $1,658 and $1,620, respectively ........           30,872           27,822
      Inventories ..........................................            8,219            6,820
      Deferred tax assets and prepaid expenses..............           14,908           15,457
                                                                    ---------        ---------
         Total current assets ..............................          206,224          166,638

   PROPERTY AND EQUIPMENT, NET .............................            5,072            4,318
   OTHER ASSETS ............................................            5,744            5,663
                                                                    ---------        ---------
                                                                    $ 217,040        $ 176,619
                                                                    =========        =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable .....................................        $   7,565        $   3,682
      Accrued liabilities ..................................           33,621           33,948
                                                                    ---------        ---------
         Total current liabilities .........................           41,186           37,630
                                                                    ---------        ---------

   STOCKHOLDERS' EQUITY:
      Common stock:  $.01 par value, 90,000,000 shares
        authorized;  62,759,658 and 62,070,032 shares issued              628              621
      Additional paid-in capital ...........................          150,006          137,334
      Treasury stock, at cost:  0 and 471,928 shares, ......               --           (4,581)
        respectively
      Accumulated comprehensive income .....................               62              188
      Retained earnings ....................................           25,158            5,427
                                                                    ---------        ---------
          Total stockholders' equity .......................          175,854          138,989
                                                                    ---------        ---------
                                                                    $ 217,040        $ 176,619
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

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three months ended
                                                      March 31,
                                                ----------------------
                                                 1999           1998
                                                -------        -------
                                                    (unaudited)
REVENUES:
   System sales ........................        $11,914        $ 7,560
   License, service and other revenues .         42,035         16,750
                                                -------        -------
     Total revenues ....................         53,949         24,310
                                                -------        -------

COSTS AND EXPENSES:
   Cost of revenues ....................         10,597          5,830
   Marketing, general and administrative          9,093          5,698
   Research, development and regulatory           3,635          2,411
                                                -------        -------
     Total costs and expenses ..........         23,325         13,939
                                                -------        -------

INCOME FROM OPERATIONS .................         30,624         10,371

   Interest and other income ...........          1,882          1,421
                                                -------        -------

INCOME BEFORE PROVISION FOR INCOME TAXES         32,506         11,792
   Provision for income taxes ..........         12,775          2,830
                                                -------        -------

NET INCOME .............................        $19,731        $ 8,962
                                                =======        =======

EARNINGS PER SHARE
   Basic ...............................        $  0.32        $  0.15
                                                =======        =======
   Diluted .............................        $  0.29        $  0.14
                                                =======        =======

SHARES USED FOR EARNINGS PER SHARE
   Basic ...............................         62,135         60,865
                                                =======        =======
   Diluted .............................         68,329         62,231
                                                =======        =======


                  The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         Three months ended
                                                                              March 31,
                                                                      -------------------------
                                                                        1999             1998
                                                                      --------         --------
                                                                             (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................        $ 19,731         $  8,962
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..........................             708              476
      Increase (decrease) in cash flows from changes in
         operating assets and liabilities:
         Accounts receivable .................................          (3,050)           1,624
         Inventories .........................................          (1,399)            (957)
         Deferred tax assets and prepaid expenses.............             549             (406)
         Other assets ........................................            (260)          (1,840)
         Accounts payable ....................................           3,883              971
         Accrued liabilities .................................            (327)           3,285
                                                                      --------         --------
      Net cash provided by operating activities ..............          19,835           12,115
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................          (1,283)            (266)
   Purchase of short-term investments ........................         (44,743)         (81,903)
   Proceeds from maturities of short-term investments ........          22,520           94,090
                                                                      --------         --------
      Net cash provided by (used in) investing activities ....         (23,506)          11,921
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options, including income tax benefit ...          18,220              370
   Repurchase of common stock ................................            (957)          (6,432)
                                                                      --------         --------
      Net cash provided by (used in) financing activities ....          17,263           (6,062)
                                                                      --------         --------

Net increase in cash and cash equivalents ....................          13,592           17,974
Cash and cash equivalents, beginning of period ...............          29,870           29,952
                                                                      --------         --------
Cash and cash equivalents, end of period .....................        $ 43,462         $ 47,926
                                                                      ========         ========



                  The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION:

        We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Please read our 1998 Annual Report and Form 10-K to gain a more complete understanding of these interim financial statements.

        We included in these interim financial statements all adjustments necessary (consisting primarily only of normal recurring adjustments) to present fairly our results for the interim period. These interim financial statements have not been audited.

2.      EARNINGS PER SHARE:

        Basic earnings per share ("EPS") equals net income divided by the weighted average number of common shares outstanding. Diluted EPS equals net income divided by the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data.

                                                               Three Months Ended
                                                                    March 31,
                                                              ----------------------
                                                                1999           1998
                                                              -------        -------
NET INCOME ...........................................        $19,731        $ 8,962
                                                              =======        =======

BASIC EPS
 Income available to common shareholders .............        $19,731        $ 8,962
 Weighted average common shares outstanding ..........         62,135         60,865
                                                              -------        -------

 Basic EPS ...........................................        $  0.32        $  0.15
                                                              =======        =======

DILUTED EPS
 Income available to common shareholders .............        $19,731        $ 8,962
                                                              -------        -------

 Weighted average common shares outstanding ..........         62,135         60,865
 Dilutive potential common shares from stock options .          6,194          1,366
                                                              -------        -------

 Weighted average common shares and dilutive potential         68,329         62,231
    common shares
                                                              -------        -------

 Diluted EPS .........................................        $  0.29        $  0.14
                                                              =======        =======

        Options to purchase 2,000 shares and 2,680,000 shares outstanding during the three month periods ended March 31, 1999 and 1998, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during these periods.

3.      INVENTORIES (in thousands):

                                      March 31,   December 31,
                                        1999         1998
                                      ---------   ------------
                                    (unaudited)
Raw materials and subassemblies        $4,062        $3,183
Work in process ...............         3,427         2,869
Finished goods ................           730           768
                                       ------        ------
  Total .......................        $8,219        $6,820
                                       ======        ======


4.      COMPREHENSIVE INCOME (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                         1999             1998
                                                       --------         --------
NET INCOME ....................................        $ 19,731         $  8,962

OTHER COMPREHENSIVE INCOME
 Change in unrealized holding gains (losses) on            (129)             (43)
    available-for-sale securities
 Change in accumulated foreign currency .......               3               --
    translation adjustment
                                                       --------         --------

COMPREHENSIVE INCOME ..........................        $ 19,605         $  8,919
                                                       ========         ========


5.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS No. 133 in the first quarter of 2000. We do not expect the impact of adopting SFAS No. 133 to have a material effect on our financial position or results of operations.


6.      STOCK SPLITS

        On April 14, 1999 our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) to shareholders of record on April 27, 1999 which will be issued on or about May 12, 1999. On December 17, 1998 our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) to shareholders of record on December 28, 1998 which was issued on January 13, 1999. We have adjusted all references to share and per share data for all periods presented to give effect for both of these stock splits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In our Management's Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations. We have described our business and the challenges and risks we may face in the future in Items 1 and 3 of our 1998 Annual Report and Form 10-K and under "Business Risks and Quarterly Fluctuations" below. Please read these items carefully.

OVERVIEW

        We develop products and procedures to improve people's eyesight with lasers. Our principal product, the VISX STAR S2(TM) Laser System ("VISX System"), is designed to correct the shape of a person's eyes to reduce or eliminate their need for eyeglasses or contact lenses. The Food and Drug Administration ("FDA") has approved the VISX System for use in the treatment of most types of vision problems including nearsightedness, farsightedness, and astigmatism. We sell VisionKey(R) cards to control the use of the VISX System and to collect license fees for the use of our proprietary technology.

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

RESULTS OF OPERATIONS

                                                Three Months Ended March 31,
                                             ---------------------------------
REVENUES                                      1999        1998       Change
--------                                    -------     -------     -------
System sales ........................       $11,914     $ 7,560          58%
    Percent of total revenues                  22.1%       31.1%
License, service & other revenues....        42,035      16,750         151%
    Percent of total revenues                  77.9%       68.9%
Total ...............................       $53,949     $24,310         122%

        We sold substantially more VISX Systems in the first quarter of 1999 than in the comparable period of 1998, in both the United States and international markets. The average selling price of systems declined in the United States because we expanded our sales programs to meet the needs of a greater variety of customers. These programs included allowances for the trade-in of a competitor's laser, discounts for a second laser at an existing location, and volume purchase incentives. The average selling price of a system remained steady in our international markets.

        License fees from procedures in the United States generated most of the increase in license, service and other revenues in 1999 over 1998. We believe these procedures increased because laser vision correction has become increasingly well known and popular among consumers. To accommodate this additional demand, system sales have grown since the beginning of 1998, increasing the number of VISX Systems in use in 1999. In addition, each VISX System has been used to perform more procedures on average in 1999 than in 1998.

                                          Three Months Ended March 31,
                                     --------------------------------------
COSTS & EXPENSES                        1999             1998        Change
----------------                     ---------         --------      ------
Cost of revenues ............          $10,597           $5,830         82%
    Percent of total revenues             19.6%            24.0%
Marketing, gen'l and admin ..            9,093            5,698         60%
    Percent of total revenues             16.9%            23.4%
R&D and regulatory ..........            3,635            2,411         51%
    Percent of total revenues              6.7%             9.9%

        Cost of revenues increased in 1999 over the prior year because we sold more systems and serviced a larger installed base of systems. Marketing, general and administrative expenses increased in several areas in 1999 over the prior year. We began preparations to launch our consumer marketing program and also increased spending on marketing programs directed towards eye care professionals. We also continued to incur expenses on patent lawsuits and in defending the company in the FTC administrative action. In research and development, our efforts were directed mainly at developing new capabilities for current and planned new products. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries. We anticipate that research, development and regulatory expenses could increase to $16 million for the year 1999.

        Interest income increased because we have continued to generate cash from operations and have invested this in additional interest bearing securities.

        We have accrued income taxes based on our expected effective income tax rate for all of 1999, net of credits anticipated.


LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                           March 31,     December 31,
                                                             1999            1998
                                                           --------      -----------
Cash, cash equivalents and short-term investments .        $152,225        $116,539
Working capital ...................................         165,038         129,008

        Cash increased $35,686,000 due mainly to net income and the exercise of stock options. Approximately $5 million was generated from the exercise of stock options. In addition, our income tax payments have been reduced by approximately $12 million in the first quarter of 1999 as the result of tax deductions arising from exercises of non-qualified stock options and disqualifying dispositions of stock purchased under incentive stock options. This amount was credited directly to additional paid in capital.

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

YEAR 2000 DISCLOSURE

        We are aware that some information technology ("IT") systems may not function properly at the onset of the year 2000. These systems record only the last two digits of a date's year instead of the full four digits. For example, they would record "00" as the year for dates in both 1900 and 2000. This could cause such systems to process and record information incorrectly or possibly fail to function in the year 2000.

        State of Readiness

        Our products, operations, customers, suppliers and service providers all rely on IT systems, both hardware and software, to function properly. They include readily apparent systems such as those controlling our VISX Systems as well as less obvious ones such as those imbedded in the security apparatus that protects our main facility.

        Products: We evaluated the performance of the STAR S2(TM), STAR(TM), and 2020B(TM) Excimer Laser Systems and concluded that none has any problems related to system performance, safety, efficacy, or printer equipment interface as a result of handling dates in the year 2000 or beyond. We have determined, however, that these laser systems do not properly print or store patient report dates for procedures performed in the year 2000 or beyond. We have developed and are validating a solution for the STAR S2(TM) and STAR(TM) Excimer Laser Systems. We are developing a solution for the 2020B(TM) Excimer Laser System. We expect to have both of these solutions available to customers by approximately the middle of 1999.

        Suppliers: We have sent a survey to all of our suppliers inquiring about the ability of their systems and products to properly handle dates for the year 2000 and beyond. We have received responses from approximately a third of our suppliers and, in general, they have or expect to have implemented any upgrades and fixes necessary to their systems and products. We will follow up on vendors who have not returned their surveys or who do not anticipate having solutions in place before 2000. If suppliers do not reply or cannot comply, we may need to locate alternative sources for critical parts and services. We anticipate that we will be able to locate and contract with alternative suppliers if necessary.

        Operations: We have installed a back-up set of equipment to test and verify year 2000 compliance. We expect to complete testing of the major elements of our internal IT systems listed below by the end of the second quarter of 1999.

        o LAN and WAN infrastructure which is used to link users and internal and external systems and networks

        o       Desktop and laptop computers and related software

        o       PBX, voicemail, and fax systems

        We have determined from vendors of each of the major elements of these systems what changes, if any, are necessary to make their products year 2000 compliant. We plan to install and test any necessary upgrades and new equipment and software by the end of the third quarter of 1999.

        We use our enterprise resource planning ("ERP") system to help manage manufacturing, sales, customer service, accounting activities and prepare financial reports. Based on representations from vendors, all elements of our current ERP system are year 2000 compliant except for our database software. An upgrade to our database software is available which is year 2000 compliant. We intend to test and implement this along with other upgrades to our ERP system in the third quarter of 1999.

          With regard to our facility, we have asked key suppliers to represent whether their products and services will function properly when handling dates for the year 2000 and beyond. These requests cover systems for building security, heating, and lighting controls.

        Costs to Address Year 2000 Issues

        We have spent no more than $600,000 to date identifying, developing and testing solutions to year 2000 issues. We estimate that we will spend approximately an additional $650,000 to complete testing and implementation of upgrades and new equipment to make all major internal systems and our products' systems capable of properly handling dates in the year 2000 and beyond. However, we may spend more money than we have estimated and this could have a material adverse effect on our results of operations and financial condition.

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

BUSINESS RISKS AND FLUCTUATIONS IN QUARTERLY RESULTS

         Our results of operations have varied widely in the past, and they could continue to vary significantly from quarter to quarter due to a number of factors, including:

        o Public and market acceptance of laser vision correction as a preferred means of vision correction;

        o Developments in antitrust litigation to which we are currently a party, including legal actions brought against us by private parties and legal actions pending before the FTC;

        o Developments in patent litigation that we have initiated against certain of our competitors, particularly to the extent that adverse developments in these proceedings could limit our ability to collect license fees from sellers and users of laser vision correction equipment;

        o Developments in patent litigation in which we are a defendant, particularly to the extent that adverse developments in these proceedings render certain of our patents invalid or unenforceable, which would reduce the scope of proprietary protection available to us and could limit our ability to collect license fees from sellers and users of laser vision correction equipment, which could have a material adverse effect on our business, financial condition and results of operations;

        o The receipt by additional competitors of FDA approval to market laser vision correction systems in the United States, particularly to the extent that such competitors do not obtain licenses under VISX's patents;

        o The proliferation of unapproved lasers which are used to perform laser vision correction as well as any increase in the number of physician investigational device exemptions issued by the FDA for laser vision correction equipment; and

        o The introduction of new methods for vision correction which render our products less competitive or obsolete.

        Please also read Items 1 and 3 in our 1998 Annual Report and Form 10-K where we have described our business and the challenges and risks we may face in the future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no material changes during the three months ended March 31, 1999 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets and could have a material, adverse effect on our business, financial position and results of operations. For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1998. During the quarter ended March 31, 1999, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:


        ANTITRUST CLASS ACTIONS

        In the consolidated antitrust class action filed in California state court against VISX and other parties on behalf of a purported class of patients captioned In re PRK, the court on May 12, 1999 entered a conditional order to which the parties had stipulated certifying that the class shall include patients in 17 states and the District of Columbia.

        In early May 1999, two additional antitrust actions were filed in Minnesota state court on behalf of purported classes of patients captioned Castino v. VISX, Inc. and Summit Technology, Inc. and Brisson v. Summit Technology, Inc., VISX, Inc. Summit Partner, Inc., VISX Partner, Inc. and Pillar Point Partners. The Castino case was filed on behalf of a purported class of patients in several states alleging violations of the antitrust and unfair competition laws of those states. The Brisson case was filed on behalf of a purported class of Minnesota patients alleging violations of Minnesota antitrust laws. In each of these cases the plaintiffs are seeking unspecified damages and injunctive relief. These actions have just been filed and it is too early to estimate their outcome.

        The action on behalf of a purported class of patients captioned Karen Frankson et al. v. Pillar Point Partners et al., filed on January 4, 1999 in Wisconsin state court, has been transferred to the Multi- District Litigation pending in Arizona under the caption The Antitrust Class Actions (USDC AZ Oct. 21, 1998).

        PATENT LITIGATION: NIDEK

        United States.

        The International Trade Commission (ITC) has set a trial date of August 18, 1999 in its investigation of Nidek and its United States subsidiaries based on the complaint filed with the ITC by VISX on January 22, 1999 (Investigation No. 337-TA-419). The trial is expected to last approximately 10 days. Assuming there are no changes to the trial schedule, the ITC administrative law judge is expected to issue her initial determination by December 1, 1999. The final determination of the ITC is expected to be made no later than March 1, 2000. The ITC determination is subject to Presidential Review and may be appealed to the Federal Circuit Court of Appeals. While we believe that the patents asserted against Nidek in this action are infringed by the Nidek laser vision correction system and are valid and enforceable and we will vigorously defend Nidek's claims to the contrary, there can be no assurance as to the outcome of this case.

        The action filed by VISX against Nidek in the United States District Court in Northern California on December 18, 1998 (USDC ND Cal C98-04842) alleging, among other things, that Nidek's laser vision correction systems infringe certain VISX patents has been stayed pending the outcome of the ITC proceeding described above.

        On March 30, 1999 Nidek filed a lawsuit against VISX alleging, among other things, that VISX's use of patents allegedly obtained though inequitable conduct violates certain antitrust laws. (USDC ND Cal VISX). Nidek is seeking an unspecified amount in damages and injunctive relief. Although we believe that we have meritorious defenses to the claims presented in this action and we intend to defend it vigorously, it is too early to estimate the outcome of this action. An adverse determination could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's future results of operations.

        Canada

        A trial date of September 20, 1999 has been set in the patent infringement lawsuit filed by VISX against Nidek and certain of its customers in Canada (Court File No. T-195-94). The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. Although it is not possible to predict the outcome of this case, VISX believes it has meritorious claims and intends to vigorously enforce its patents and defend their validity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits.

        Ex. 27  Financial Data Schedule

b)      Reports on Form 8-K.

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VISX, Incorporated
                                        ------------------
                                        (Registrant)



May 12, 1999                            /s/ Mark B. Logan
(Date)                                  ----------------------------------------
                                        Mark B. Logan
                                        Chairman of the Board and
                                        Chief Executive Officer


May 12, 1999                            /s/ Timothy R. Maier
(Date)                                  ----------------------------------------
                                        Timothy R. Maier
                                        Executive Vice President and
                                        Chief Financial Officer (principal
                                        financial officer)


May 12, 1999                            /s/ Derek A. Bertocci
(Date)                                  ----------------------------------------
                                        Derek A. Bertocci
                                        Vice President, Controller (principal
                                        accounting officer)