Form 10-Q
period 1999-06-30
VISX INC
filed 1999-08-12
CIK 837991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                        ---------------------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



Total number of shares of common stock outstanding as of July 31, 1999:
63,755,660
----------

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----
PART I.        FINANCIAL INFORMATION

      ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               Condensed Consolidated Interim Balance Sheets as                      3
               of June 30, 1999 and December 31, 1998

               Condensed Consolidated Interim Statements of Operations for the       4
               Three Months Ended June 30, 1999 and 1998 and for the Six Months
               Ended June 30, 1999 and 1998

               Condensed Consolidated Interim Statements of Cash Flows for the       5
               Six Months Ended June 30, 1999 and 1998

               Notes to Condensed Consolidated Interim Financial Statements          6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

               Overview                                                              8

               Results of Operations                                                 8

               Liquidity and Capital Resources                                       9

               Year 2000 Disclosure                                                 10

               Business Risks and Fluctuations in Quarterly Results                 11

PART II        OTHER INFORMATION

      ITEM 1.  Legal Proceedings                                                    12

      ITEM 4.  Submission of Matters to a Vote of Security Holders                  14

      ITEM 6.  Exhibits and Reports on Form 8-K                                     15

   SIGNATURES                                                                       16

PART I. FINANCIAL INFORMATION

        ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS


                                                                     June 30,        December 31,
                                                                       1999            1998
                                                                    -----------      -----------
                                                                    (unaudited)
   CURRENT ASSETS:
      Cash and cash equivalents ................................    $    62,995      $    29,870
      Short-term investments ...................................        126,367           86,669
      Accounts receivable, net of allowance for doubtful
        accounts of $1,695 and $1,620, respectively ............         36,426           27,822
      Inventories ..............................................          9,076            6,820
      Deferred tax assets and prepaid expenses .................         20,895           15,457
                                                                    -----------      -----------
         Total current assets ..................................        255,759          166,638

   PROPERTY AND EQUIPMENT, NET .................................          5,150            4,318
   OTHER ASSETS ................................................          6,380            5,663
                                                                    -----------      -----------
                                                                    $   267,289      $   176,619
                                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable .........................................    $     6,909      $     3,682
      Accrued liabilities ......................................         39,635           33,948
                                                                    -----------      -----------
         Total current liabilities .............................         46,544           37,630
                                                                    -----------      -----------

   STOCKHOLDERS' EQUITY:
      Common stock:
        $.01 par value, 180,000,000 shares authorized;
        63,636,948 and 62,070,032 shares issued, respectively ..            636              621
      Additional paid-in capital ...............................        173,855          137,334
      Treasury stock, at cost:  0 and 471,928 shares,
        respectively ...........................................             --           (4,581)
      Accumulated comprehensive income (loss) ..................           (430)             188
      Retained earnings ........................................         46,684            5,427
                                                                    -----------      -----------
          Total stockholders' equity ...........................        220,745          138,989
                                                                    -----------      -----------
                                                                    $   267,289      $   176,619
                                                                    ===========      ===========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three months ended             Six months ended
                                                            June 30,                      June 30,
                                                  --------------------------     --------------------------
                                                     1999           1998            1999           1998
                                                  -----------    -----------     -----------    -----------
                                                                        (unaudited)
  REVENUES:
     System sales .............................   $    14,848    $     9,435     $    26,762    $    16,995
     License, service and other revenues ......        47,655         22,228          89,690         38,978
                                                  -----------    -----------     -----------    -----------
       Total revenues .........................        62,503         31,663         116,452         55,973
                                                  -----------    -----------     -----------    -----------

  COSTS AND EXPENSES:
     Cost of revenues .........................        12,496          7,477          23,093         13,307
     Marketing, general and administrative ....        12,968          6,956          22,061         12,654
     Research, development and regulatory .....         3,316          2,806           6,951          5,217
                                                  -----------    -----------     -----------    -----------
       Total costs and expenses ...............        28,780         17,239          52,105         31,178
                                                  -----------    -----------     -----------    -----------

  INCOME FROM OPERATIONS ......................        33,723         14,424          64,347         24,795

     Interest and other income ................         2,532          1,380           4,414          2,801
     Litigation settlement ....................            --        (35,000)             --        (35,000)
                                                  -----------    -----------     -----------    -----------

  INCOME (LOSS) BEFORE PROVISION (BENEFIT)
     FOR INCOME TAXES .........................        36,255        (19,196)         68,761         (7,404)
     Provision (benefit) for income taxes .....        14,729         (3,867)         27,504         (1,037)
                                                  -----------    -----------     -----------    -----------

  NET INCOME (LOSS) ...........................   $    21,526    $   (15,329)    $    41,257    $    (6,367)
                                                  ===========    ===========     ===========    ===========

  EARNINGS (LOSS) PER SHARE
     Basic ....................................   $      0.34    $     (0.25)    $      0.66    $     (0.10)
                                                  ===========    ===========     ===========    ===========
     Diluted ..................................   $      0.32    $     (0.25)    $      0.61    $     (0.10)
                                                  ===========    ===========     ===========    ===========

  SHARES USED FOR EARNINGS (LOSS) PER SHARE
     Basic ....................................        63,283         60,760          62,711         60,813
                                                  ===========    ===========     ===========    ===========
     Diluted ..................................        68,185         60,760          67,522         60,813
                                                  ===========    ===========     ===========    ===========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            Six months ended
                                                                                June 30,
                                                                       ---------------------------
                                                                           1999            1998
                                                                       -----------     -----------
                                                                               (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..............................................  $    41,257     $    (6,367)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization ...............................        1,435             973
        Increase (decrease) in cash flows from changes in
           operating assets and liabilities:
           Accounts receivable ......................................       (8,604)         (3,826)
           Inventories ..............................................       (2,256)         (1,139)
           Deferred tax assets and prepaid expenses .................       (5,438)         (2,789)
           Other assets .............................................       (1,031)         (1,714)
           Accounts payable .........................................        3,227             310
           Accrued liabilities ......................................        5,687           4,077
                                                                       -----------     -----------
        Net cash provided by (used in) operating activities .........       34,277         (10,475)
                                                                       -----------     -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...........................................       (1,953)           (616)
     Purchase of short-term investments .............................      (87,322)        (59,372)
     Proceeds from maturities of short-term investments .............       47,016          70,496
                                                                       -----------     -----------
        Net cash provided by (used in) investing activities .........      (42,259)         10,508
                                                                       -----------     -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options, including income tax benefit ........       45,317           5,857
     Repurchase of common stock .....................................       (4,210)         (9,770)
                                                                       -----------     -----------
        Net cash provided by (used in) financing activities .........       41,107          (3,913)
                                                                       -----------     -----------

  Net increase (decrease) in cash and cash equivalents ..............       33,125          (3,880)
  Cash and cash equivalents, beginning of period ....................       29,870          29,952
                                                                       -----------     -----------
  Cash and cash equivalents, end of period ..........................  $    62,995     $    26,072
                                                                       ===========     ===========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

        We included in these interim financial statements all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly our results for the interim period. Our interim financial statements have not been audited.


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


                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                       June 30,
                                                             --------------------------     --------------------------
                                                                1999           1998            1999           1998
                                                             -----------    -----------     -----------    -----------
NET INCOME (LOSS) .......................................    $    21,526    $   (15,329)    $    41,257    $    (6,367)
                                                             ===========    ===========     ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE
 Income (loss) available to common shareholders .........    $    21,526    $   (15,329)    $    41,257    $    (6,367)
 Weighted average common shares outstanding .............         63,283         60,760          62,711         60,813
                                                             -----------    -----------     -----------    -----------

 Basic Earnings (Loss) Per Share ........................    $      0.34    $     (0.25)    $      0.66    $     (0.10)
                                                             ===========    ===========     ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE
 Income (loss) available to common shareholders .........    $    21,526    $   (15,329)    $    41,257    $    (6,367)
                                                             -----------    -----------     -----------    -----------

 Weighted average common shares outstanding .............         63,283         60,760          62,711         60,813
 Dilutive potential common shares from stock options ....          4,902             --           4,811             --
                                                             -----------    -----------     -----------    -----------

 Weighted average common shares and dilutive potential
    common shares .......................................         68,185         60,760          67,522         60,813
                                                             -----------    -----------     -----------    -----------

 Diluted Earnings (Loss) Per Share ......................    $      0.32    $     (0.25)    $      0.61    $     (0.10)
                                                             ===========    ===========     ===========    ===========


        Options to purchase 18,000 shares and 59,000 shares outstanding during the three and six month periods ended June 30, 1999, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during these periods. All options outstanding during the three and six months ended June 30, 1998 were excluded from the computation of diluted earnings per share because the effect of including them would have been antidilutive.

3. INVENTORIES (in thousands):


                                             June 30,    December 31,
                                               1999         1998
                                            -----------  -----------
                                            (unaudited)
      Raw materials and subassemblies ...   $     4,646  $     3,183
      Work in process ...................         3,718        2,869
      Finished goods ....................           712          768
                                            -----------  -----------
        Total ...........................   $     9,076  $     6,820
                                            ===========  ===========


4. COMPREHENSIVE INCOME (in thousands):


                                                        Three Months Ended               Six Months Ended
                                                              June 30,                       June 30,
                                                      ------------------------        ------------------------
                                                        1999            1998            1999            1998
                                                      --------        --------        --------        --------
NET INCOME (LOSS) .............................       $ 21,526        $(15,329)       $ 41,257        $ (6,367)

OTHER COMPREHENSIVE INCOME (LOSS)
 Change in unrealized holding gains (losses) on
    available-for-sale securities .............           (361)             18            (608)            (25)
 Change in accumulated foreign currency
    translation adjustment ....................            (13)             --             (10)             --
                                                      --------        --------        --------        --------


COMPREHENSIVE INCOME (LOSS) ...................       $ 21,152        $(15,311)       $ 40,639        $ (6,392)
                                                      ========        ========        ========        ========


5.      NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS No. 133 in the first quarter of 2001. We do not expect the impact of adopting SFAS No. 133 to have a material effect on our financial position or results of operations.


6.      STOCK SPLITS

        On April 14, 1999 our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) to shareholders of record on April 27, 1999 which was issued on May 13, 1999. On December 17, 1998 our Board of Directors approved a two-for-one stock split (in the form of a 100% stock dividend) to shareholders of record on December 28, 1998 which was issued on January 14, 1999. We have adjusted all references to share and per share data for all periods presented to give effect for both of these stock splits.

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

OVERVIEW

        We develop products and procedures to improve people's eyesight using lasers. Our principal product, the VISX STAR S2(TM) Laser System ("VISX System"), is designed to correct the shape of a person's eyes to reduce or eliminate their need for eyeglasses or contact lenses. The Food and Drug Administration ("FDA") has approved the VISX System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. We sell VisionKey(R) cards to control the use of the VISX System and to collect license fees for the use of our proprietary technology.

        The laser vision correction industry is evolving rapidly. New developments could harm our business in the future. We may face increased competition from manufacturers of other laser vision correction systems (several have now received FDA approval) or new competition from non-laser methods for correcting a person's vision. Further, patients' and doctors' enthusiasm for laser vision correction may decline in the future. In addition, we may not be able to enforce our current patent rights or collect license fees due to adverse determinations in current and future patent and antitrust litigation. All of these factors may cause orders for VISX Systems and VisionKey(R) cards to fluctuate. Accordingly, our past results may not be useful in predicting our future results.

RESULTS OF OPERATIONS


                                           Three Months Ended June 30,                    Six Months Ended June 30,
                                    ----------------------------------------        ---------------------------------------
REVENUES   (000's)                    1999            1998           Change           1999            1998          Change
                                    --------        --------        --------        --------        --------       --------
System sales ................       $ 14,848        $  9,435              57%       $ 26,762        $ 16,995             57%
    Percent of total revenues           23.7%           29.7%                           22.9%          30.4%
License, service & other
    revenues ................         47,655          22,228             114%         89,690          38,978            130%
    Percent of total revenues           76.3%           70.3%                           77.1%           69.6%
Total .......................       $ 62,503        $ 31,663              97%       $116,452        $ 55,973            108%


        We sold substantially more VISX Systems in the second quarter and first half of 1999 than in the comparable periods of 1998. The increase occurred primarily in the United States, while sales in international markets rose more modestly. We believe that U.S. doctors and laser centers increased purchases of VISX Systems in response to rising consumer demand for laser vision correction and popular acceptance of the VISX System. Partially offsetting the increase in unit sales, our average U.S. selling price for a VISX System was lower than in the prior year. This was due to a variety of factors including allowances for the trade-in of a competitor's laser, discounts for a second laser at an existing location, volume purchase incentives, and general price reductions. The overall average selling price of a system in international markets remained consistent in 1999 compared to the prior year.

        License fees from procedures in the United States generated most of the increase in license, service and other revenues in 1999 over 1998. We believe these procedures increased because laser vision correction has become increasingly well known and popular among consumers.

                                             Three Months Ended June 30,                 Six Months Ended June 30,
                                    ------------------------------------------   ----------------------------------------
COSTS & EXPENSES   (000's)             1999             1998           Change       1999            1998         Change
                                    ---------        ---------       ---------   ---------        ---------     ---------
Cost of revenues ............       $  12,496        $   7,477              67%  $  23,093        $  13,307            74%
    Percent of total revenues            20.0%            23.6%                       19.8%            23.8%
Marketing, gen'l and admin ..          12,968            6,956              86%     22,061           12,654            74%
    Percent of total revenues            20.7%            22.0%                       18.9%            22.6%
R&D and regulatory ..........           3,316            2,806              18%      6,951            5,217            33%
    Percent of total revenues             5.3%             8.9%                        6.0%             9.3%


        Cost of revenues increased in the second quarter and first half of 1999 over the comparable periods of the prior year because we sold more systems and serviced a larger installed base of systems. Marketing, general and administrative expenses grew in 1999 over the comparable periods of the prior year due to a variety of factors. We increased spending on marketing programs directed towards eye care professionals. We also completed planning and design work for our consumer marketing campaign for launch in July. We anticipate spending approximately $11 million on this marketing campaign in 1999. Further, our legal expenses increased significantly over the comparable periods of the prior year as the result of the Federal Trade Commission (FTC) administrative action, the International Trade Commission (ITC) trial regarding its investigation of Nidek Co., Ltd., and other patent litigation. In research and development, our efforts were directed mainly at developing new capabilities for current and planned new products. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries. We anticipate that research, development and regulatory expenses could increase to $16 million for 1999.

        Interest income increased because we have continued to generate cash from operations and have invested this in additional interest bearing securities. We have accrued income taxes based on our expected effective income tax rate for all of 1999, net of credits anticipated.


LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.


                                                     (000's)
                                           June 30, 1999   December 31, 1998
                                           -------------   -----------------
Cash, cash equivalents and short-term
investments .........................       $   189,362      $   116,539
Working capital .....................           209,215          129,008


        Cash increased $72,823,000 due mainly to net income and the exercise of stock options. Approximately $9 million was generated from the exercise of stock options. In addition, our income tax payments have been reduced by approximately $27 million in the first six months of 1999 as the result of tax deductions arising from exercises of non-qualified stock options and disqualifying dispositions of stock purchased under incentive stock options. This amount was credited directly to additional paid in capital.

        Purchases of short-term investments represent reinvestment of the proceeds from maturities of short-term investments and investment of cash and cash equivalents into short-term investments.

        We anticipate that our current cash, cash equivalents and short-term investments, as well as anticipated cash flows from operations, will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

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

        State of Readiness

        Our products, operations, customers, suppliers and service providers all rely on IT systems, both hardware and software, to function properly. They include readily apparent systems such as those controlling our VISX Systems as well as less obvious systems such as those imbedded in the security apparatus that protects our main facility.

        Products: We have evaluated the performance of the STAR S2(TM), STAR(TM), and 2020B(TM) Excimer Laser Systems and concluded that none has any problems related to system performance, safety, efficacy, or printer equipment interface as a result of handling dates in the year 2000 or beyond. However, we determined that these laser systems do not properly print or store patient report dates for procedures performed in the year 2000 or beyond. We have developed software revisions which correct this problem for the STAR S2(TM), STAR(TM), and 2020B(TM) Excimer Laser Systems. We will provide the software revisions free to all customers and they can be self-installed by any STAR S2(TM) or STAR(TM) customer and most 2020B(TM) customers. In the U.S. we expect all customers will update their systems by September 30, 1999. In international markets we will make these software revisions available to all customers and distributors, though we will not know where it is installed since service is provided by our distributors.

        Suppliers: We have sent a survey to all of our suppliers inquiring about the ability of their systems and products to properly handle dates for the year 2000 and beyond. We have received responses from approximately one half of our suppliers and, in general, they have or expect to have implemented any upgrades and fixes necessary to their systems and products. We will follow up on vendors who have not returned their surveys or who do not anticipate having solutions in place before 2000. If suppliers do not reply or cannot comply, we may need to locate alternative sources for critical parts and services. We anticipate that we will be able to locate and contract with alternative suppliers if necessary.

        Operations: Our internal IT systems, listed below, include a variety of equipment and software to process and store both voice and data information.

        - LAN and WAN infrastructure which is used to link users and internal and external systems and networks

        -       Desktop and laptop computers and related software

        -       PBX, voicemail, and fax systems

        Based on information supplied by the vendors of each of the major elements of these systems, we determined what changes, if any, were necessary to make the products year 2000 compliant. With limited exceptions, we have installed all upgrades and new equipment and software identified as necessary by vendors. During the third quarter of 1999 we plan to test the year 2000 compliance of our current configuration on a back-up set of equipment we have installed.

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

        With regard to our facility, providers of key services have represented that their products and services will function properly when handling dates for the year 2000 and beyond.

        Costs to Address Year 2000 Issues

        We have spent no more than $750,000 to date identifying, developing and testing solutions to year 2000 issues. We estimate that we will spend approximately an additional $500,000 to complete testing and implementation of upgrades and new equipment to make all major internal systems and our products' systems capable of properly handling dates in the year 2000 and beyond. However, we may spend more money than we have estimated and this could have a material adverse effect on our results of operations and financial condition.

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

        - The receipt by competitors of FDA approvals to market their laser vision correction systems for the treatment of additional types of refractive vision disorders.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no material changes during the six months ended June 30, 1999 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets and could have a material, adverse effect on our business, financial position and results of operations. For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1998 and report on Form 10-Q for the quarter ended March 31, 1999. During the quarter ended June 30, 1999, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:

        FEDERAL TRADE COMMISSION PROCEEDINGS

        In the complaint filed on March 24, 1998, the Federal Trade Commission
(FTC) had challenged the enforceability of certain VISX patents. On June 4, 1999 the FTC released the initial decision of its administrative law judge dismissing the remaining portions of the FTC's complaint against VISX. On June 21, 1999 the FTC attorneys filed notice that they will appeal the judge's decision to the FTC Commissioners. The Commissioners are expected to review the case and issue a final decision within approximately 12-18 months of the filing of the notice of appeal. VISX plans to appeal any adverse Commission decision to a federal court of appeals. A determination by the FTC that certain VISX patents are unenforceable could reduce the breadth of our patent coverage. This, in turn, could have a material adverse effect on our business, financial position and results of operations.

        ANTITRUST CLASS ACTIONS

        Since the commencement of the FTC administrative proceedings on March 24, 1998, a large number of purported class actions have been filed against VISX and others alleging, among other things, violations of various state and federal antitrust laws. An additional action filed on behalf of certain physicians, captioned Freedom Vision Laser Center, LP v. VISX, Incorporated et al. (USDC AZ MDL No. 1202 May 28, 1999), has been transferred to the Multi-District Litigation pending in federal court in Arizona (the "MDL"). In that case, the plaintiffs allege, among other things, violations of federal and state antitrust laws and are seeking unspecified damages and injunctive relief. The case captioned Camp v. Summit Technology, Inc. et al. (USDC AZ MDL No. 1202 Mar. 26,
1998) which had been pending in the MDL has been dismissed. The complaint in the case captioned Antoine L. Garabet, M.D. Inc. et al. v. Pillar Point Partners, et al. (USDC AZ MDL No. 1202) has been dismissed against defendants VISX, VISX, Inc., Stephen L. Trokel, and Pillar Point Partners. The remainder of the purported class actions alleging violations of antitrust laws are still in the early stages. Although we believe VISX has meritorious defenses to the claims presented in these actions and intend to defend them vigorously, it is too early to estimate their outcome. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, would adversely affect VISX's business, financial position and results of operations.

        PATENT LITIGATION: NIDEK AND USERS OF NIDEK LASERS

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

        The action filed by VISX against Nidek in the United States District Court in Northern California on December 18, 1998 (USDC ND Cal C98-04842) alleging, among other things, that Nidek's laser vision correction systems infringe certain VISX patents has been stayed pending the outcome of the ITC proceeding described above. In addition, the action filed by Nidek against VISX in the United States District Court in Northern California on March 30, 1999 (USDC ND Cal VISX) alleging, among other things, that VISX's use of patents allegedly obtained though inequitable conduct violates certain antitrust laws has also been stayed pending the outcome of the ITC proceeding.

        On May 19, 1999 VISX filed two additional actions against users of Nidek's laser system. VISX, Incorporated v. Southwest Eye Care Center, Inc. et al (USDC SD Cal 99 CV 1029H JFS) and VISX, Incorporated v. Antoine L. Garabet et. al (USDC CD Cal 99-05284 SVW). In each case, VISX alleges, among other things, that the defendants' use of the Nidek laser system infringes VISX's United States Patent Number 4,665,913. VISX recently filed a reply in the Garabet case adding Nidek Incorporated, one of Nidek's United States subsidiaries, as a defendant and asserting claims that the defendants have also infringed VISX's United States Patent Number 5,735,843. Trial in the Garabet case is scheduled to begin on January 11, 2000. In each case, VISX is seeking treble (three times) damages and injunctive relief. These cases are in the pleading stages and discovery has not yet begun. While VISX believes that the patents asserted in these cases are valid and infringed by the defendants, patent litigation is inherently uncertain and there can be no assurances as to their outcome.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)      We held our Annual Meeting of Stockholders on May 12, 1999.

b) The stockholders voted as follows on the election of all six members of the Board of Directors. There were no abstentions or non-votes for any nominee and all six were elected as directors.


          Name                           For                       Against
          ----                           ---                       -------
    Elizabeth H. Davila             55,614,506                     205,718
    Glendon E. French               55,614,168                     206,056
    John W. Galiardo                55,613,542                     206,682
    Jay T. Holmes                   55,610,382                     209,842
    Mark B. Logan                   55,615,450                     204,774
    Richard B. Sayford              55,608,642                     211,582


c) The stockholders voted as follows on a proposal to increase VISX's authorized stock (par value $0.01) from 90,000,000 shares to 180,000,000 shares.


        For                  Against                Abstain
        ---                  -------                -------
    51,933,740               3,807,600              78,884

d) The stockholders voted as follows on a proposal to extend the term of the 1995 Director Option Plan which covers the granting of stock options to members of VISX's Board of Directors.


        For                  Against                Abstain               Non-Votes
        ---                  -------                -------               ---------
    27,117,114               15,919,820             139,672               12,643,618


e) The stockholders voted as follows on a proposal to extend the term of the 1995 Stock Plan which covers the granting of stock options to VISX employees and consultants.


        For                  Against                Abstain               Non-Votes
        ---                  -------                -------               ---------
    16,198,888               26,467,626             143,682               13,010,028


f) The stockholders voted as follows on a proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for 1999.


        For                  Against                Abstain
        ---                  -------                -------
    55,742,312               22,524                 55,388


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits.


    Ex. 27            Financial Data Schedule


b)      Reports on Form 8-K.

        VISX filed one report on Form 8-K/A during or after the period covered by this report, as follows:

        (i) Report on Form 8-K/A filed on July 28, 1999 for the purpose of updating the Exhibit attached thereto following discussions with the staff of the Securities and Exchange Commission regarding the Company's request for confidential treatment of certain portions of the Exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   VISX, Incorporated
                                   ------------------
                                      (Registrant)


August   9  , 1999               /s/Mark B. Logan
(Date)                           -------------------------------
                                 Mark B. Logan
                                 Chairman of the Board and
                                 Chief Executive Officer


August   9  , 1999                /s/Timothy R. Maier
(Date)                           -------------------------------
                                 Timothy R. Maier
                                 Executive Vice President and
                                 Chief Financial Officer (principal
                                 financial officer)


August   9  , 1999                /s/Derek A. Bertocci
(Date)                           -------------------------------
                                 Derek A. Bertocci
                                 Vice President, Controller (principal
                                 accounting officer)

                                 EXHIBIT INDEX


Exhibit
  No.                    Description
-------                  -----------
Ex. 27              Financial Data Schedule