Form 10-Q
period 1999-09-30
VISX INC
filed 1999-11-10
CIK 837991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                        ---------------------------------

                                    FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 1-10694

                        ---------------------------------

                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)
                        ---------------------------------

            Delaware                                              06-1161793
--------------------------------                             -------------------
 (State or other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

           3400 Central Expressway, Santa Clara, California 95051-0703
               (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code): (408) 733-2020


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Total number of shares of common stock outstanding as of October 31, 1999:
64,312,879

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                                     Page
                                                                                                     ----
PART I.           FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Interim Financial Statements

                  Condensed Consolidated Interim Balance Sheets as                                    3
                  of September 30, 1999 and December 31, 1998

                  Condensed Consolidated Interim Statements of Operations for the Three Months        4
                  Ended September 30, 1999 and 1998 and for the Nine Months Ended September 30,
                  1999 and 1998

                  Condensed Consolidated Interim Statements of Cash Flows for the Nine Months         5
                  Ended September 30, 1999 and 1998

                  Notes to Condensed Consolidated Interim Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations

                  Overview                                                                            8

                  Results of Operations                                                               8

                  Liquidity and Capital Resources                                                     9

                  Year 2000 Disclosure                                                               10

                  Business Risks and Fluctuations in Quarterly Results                               11

PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                  13

         Item 6.  Exhibits and Reports on Form 8-K                                                   14

      Signatures                                                                                     15

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                     ASSETS
                                                                          September 30,        December 31,
                                                                              1999                 1998
                                                                          -------------        ------------
                                                                           (unaudited)
Current Assets:
    Cash and cash equivalents..........................................     $ 77,588             $ 29,870
    Short-term investments.............................................      148,343               86,669
    Accounts receivable, net of allowance for doubtful accounts
      of $1,732 and $1,620, respectively.........................             46,306               27,822
    Inventories........................................................       11,070                6,820
    Deferred tax assets and prepaid expenses...........................       27,047               15,457
                                                                          -------------        ------------
       Total current assets............................................      310,354              166,638

Property and Equipment, net............................................        5,509                4,318
Other Assets...........................................................        7,660                5,663
                                                                          -------------        ------------
                                                                            $323,523             $176,619
                                                                          =============        ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable...................................................     $ 13,867             $  3,682
    Accrued liabilities................................................       36,681               33,948
                                                                          -------------        ------------
       Total current liabilities.......................................       50,548               37,630
                                                                          -------------        ------------

Stockholders' Equity:
    Common stock:
      $.01 par value, 180,000,000 shares authorized;
      64,200,384 and 62,070,032 shares issued, respectively............          642                  621
    Additional paid-in capital.........................................      203,292              137,334
    Treasury stock, at cost:  25,000 and 471,928 shares, respectively..
                                                                              (1,965)              (4,581)
    Accumulated comprehensive income (loss)............................         (421)                 188
    Retained earnings..................................................       71,427                5,427
                                                                          -------------        ------------
        Total stockholders' equity.....................................      272,975              138,989
                                                                          -------------        ------------
                                                                            $323,523             $176,619
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

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                             Three months ended              Nine months ended
                                                               September 30,                   September 30,
                                                       --------------- --------------- --------------- ---------------
                                                            1999            1998            1999            1998
                                                       --------------- --------------- --------------- ---------------
                                                                                (unaudited)
   Revenues:
    System sales....................................  $    23,321     $    12,183     $    50,083     $    29,178
    License, service and other revenues.............       56,347          23,661         146,037          62,639
                                                    --------------- --------------- --------------- ---------------
      Total revenues................................       79,668          35,844         196,120          91,817
                                                    --------------- --------------- --------------- ---------------

Costs and Expenses:
    Cost of revenues................................       17,480           8,175          40,573          21,482
    Marketing, general and administrative...........       19,235           9,171          41,296          21,825
    Research, development and regulatory............        4,599           2,655          11,550           7,872
                                                    --------------- --------------- --------------- ---------------
      Total costs and expenses......................       41,314          20,001          93,419          51,179
                                                    --------------- --------------- --------------- ---------------

Income From Operations..............................       38,354          15,843         102,701          40,638

    Interest and other income.......................        2,886           1,290           7,300           4,091

    Litigation settlement...........................           --              --              --         (35,000)

                                                    --------------- --------------- --------------- ---------------

Income Before Provision For Income Taxes............       41,240          17,133         110,001           9,729
    Provision for income taxes......................       16,497           2,401          44,001           1,364
                                                    =============== =============== =============== ===============

Net Income..........................................  $    24,743     $    14,732     $    66,000     $     8,365
                                                    =============== =============== =============== ===============

Earnings Per Share
    Basic...........................................  $     0.39      $     0.24      $     1.05      $     0.14
                                                    =============== =============== =============== ===============
    Diluted.........................................  $     0.36      $     0.22      $     0.97      $     0.13
                                                    =============== =============== =============== ===============

Shares Used For Earnings Per Share
    Basic...........................................       63,913          61,201          63,115          60,943
                                                    =============== =============== =============== ===============
    Diluted.........................................       68,727          66,188          67,991          64,985
                                                    =============== =============== =============== ===============




The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Nine months ended
                                                                                             September 30,
                                                                                  -------------------------------------
                                                                                      1999                     1998
                                                                                  -------------            ------------
                                                                                               (unaudited)
 Cash flows from operating activities:
     Net income..................................................................    $  66,000               $  8,365
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization............................................        2,210                  1,515
        Increase (decrease) in cash flows from changes in operating assets and liabilities:
            Accounts receivable..................................................      (18,484)                (6,343)
            Inventories..........................................................       (4,250)                (2,403)
            Deferred tax assets and prepaid expenses.............................      (11,590)                (6,051)
            Other assets.........................................................       (2,401)                (2,425)
            Accounts payable.....................................................       10,185                    635
            Accrued liabilities..................................................        2,733                 13,974
                                                                                  -------------            ------------
        Net cash provided by operating activities................................       44,403                  7,267
                                                                                  -------------            ------------

 Cash flows from investing activities:
     Capital expenditures........................................................       (2,997)                (1,269)
     Purchase of short-term investments..........................................     (135,861)               (87,899)
     Proceeds from maturities of short-term investments..........................       73,537                 85,662
                                                                                  -------------            ------------
        Net cash (used in) investing activities..................................      (65,321)                (3,506)
                                                                                  -------------            ------------

 Cash flows from financing activities:
     Exercise of stock options, including income tax benefit.....................       74,812                  8,066
     Repurchase of common stock..................................................       (6,176)               (12,972)
                                                                                  -------------            ------------
        Net cash provided by (used in) financing activities......................       68,636                 (4,906)
                                                                                  -------------            ------------

 Net increase (decrease) in cash and cash equivalents............................       47,718                 (1,145)
 Cash and cash equivalents, beginning of period..................................       29,870                 29,952
                                                                                  =============            ============
 Cash and cash equivalents, end of period........................................    $  77,588               $ 28,807
                                                                                  =============            ============



The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,          September 30,
                                                                      ---------------------- -----------------------
                                                                         1999       1998        1999        1998
                                                                      ----------- ----------  ---------- -----------
NET INCOME.........................................................    $ 24,743    $ 14,732    $ 66,000   $  8,365
                                                                      =========== ==========  ========== ===========

BASIC EARNINGS PER SHARE
  Income available to common shareholders..........................    $ 24,743    $ 14,732    $ 66,000   $  8,365
  Weighted average common shares outstanding.......................      63,913      61,201      63,115     60,943
                                                                      ----------- ----------  ---------- -----------

  Basic Earnings Per Share.........................................    $    0.39   $    0.24   $    1.05  $    0.14
                                                                      =========== ==========  ========== ===========

DILUTED EARNINGS PER SHARE
  Income available to common shareholders..........................    $ 24,743    $ 14,732    $ 66,000   $  8,365
                                                                      ----------- ----------  ---------- -----------

  Weighted average common shares outstanding.......................      63,913      61,201      63,115     60,943
  Dilutive potential common shares from stock options..............       4,814       4,987       4,876      4,042
                                                                      ----------- ----------  ---------- -----------

  Weighted average common shares and dilutive potential
      common shares ...............................................      68,727      66,188      67,991     64,985
                                                                      ----------- ----------  ---------- -----------

  Diluted Earnings Per Share.......................................    $    0.36   $    0.22   $    0.97  $    0.13
                                                                      =========== ==========  ========== ===========

     Options to purchase 30,000 shares and 76,000 shares during the three month periods ended September 30, 1999 and 1998, respectively, and 85,000 shares and 128,000 shares outstanding during the nine month periods ended September 30, 1999 and 1998, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during these periods.

3. Inventories (in thousands):

                                                                 September 30,       December 31,
                                                                     1999                1998
                                                                --------------       ------------
                                                                  (unaudited)
       Raw materials and subassemblies....................        $ 5,159               $3,183
       Work in process....................................          5,241                2,869
       Finished goods.....................................            670                  768
                                                                --------------       ------------
         Total............................................        $11,070               $6,820
                                                                ==============       ============

4. Comprehensive Income (in thousands):

                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,          September 30,
                                                                      ---------------------- ----------------------
                                                                        1999        1998        1999        1998
                                                                      ---------- ----------- ----------- ----------
        NET INCOME.................................................    $ 24,743   $ 14,732    $ 66,000    $  8,365

        OTHER COMPREHENSIVE INCOME
          Change in unrealized holding gains (losses) on                    (42)       323        (650)        298
             available-for-sale securities.........................
          Change in accumulated foreign currency translation                 51         --          41          --
             adjustment............................................
                                                                      ---------- ----------- ----------- ----------
        COMPREHENSIVE INCOME.......................................    $ 24,752   $ 15,055    $ 65,391    $  8,663
                                                                      ========== =========== =========== ==========

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

Results of Operations

                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                      -------------------------------------    -------------------------------------
REVENUES   (000's)                        1999          1998      Change          1999          1998       Change
--------                              ------------- ------------- ---------    ------------  ------------  ---------
System sales........................   $  23,321     $  12,183       91%        $  50,083     $  29,178       72%
     Percent of total revenues......        29.3%         33.9%                     25.5%         31.8%
License, service & other revenues...      56,347        23,661      138%          146,037        62,639      133%
     Percent of total revenues......        70.7%         66.1%                      74.5%         68.2%
Total...............................   $  79,668     $  35,844      122%        $ 196,120     $  91,817      114%

     We sold substantially more VISX Systems in the third quarter and first nine months of 1999 than in the comparable periods of 1998. The increase occurred primarily in the United States, though sales in international markets also rose from the prior year. We believe that U.S. doctors and laser centers increased purchases of VISX Systems in response to rising consumer demand for laser vision correction and popular acceptance of the VISX System. Partially offsetting the increase in unit sales, our average U.S. selling price for a VISX System was lower than in the prior year. This was due to a variety of factors including allowances for the trade-in of a competitor's laser, discounts for a second laser at an existing location, volume purchase incentives, and general price reductions. The overall average selling price of a system in international markets declined from the prior year due mainly to trade-in allowances.

     License fees from procedures in the United States generated most of the increase in license, service and other revenues in 1999 over 1998. We believe that procedures on VISX Systems increased because laser vision correction has become increasingly well known and popular among consumers. Further, in the third quarter of 1999 we completed of the installation of approximately $6 million of upgrades to systems in the U.S. This also contributed to the increase in license, service and other revenues over the comparable period of 1998.

                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                      -------------------------------------    -------------------------------------
COSTS & EXPENSES   (000's)                1999          1998      Change          1999          1998       Change
----------------                      ------------- ------------- ---------    ------------  ------------  ---------
Cost of revenues....................   $  17,480     $   8,175      114%        $  40,573     $  21,482       89%
     Percent of total revenues......        21.9%         22.8%                      20.7%         23.4%
Marketing, gen'l and admin..........      19,235         9,171      110%           41,296        21,825       89%
     Percent of total revenues......        24.1%         25.6%                      21.1%         23.8%
R&D and regulatory..................       4,599         2,655       73%           11,550         7,872       47%
     Percent of total revenues......         5.8%          7.4%                      5.9%          8.6%

     Cost of revenues increased in the third quarter and first nine months of 1999 over the comparable periods of the prior year because we sold more systems and serviced a larger installed base of systems. Marketing, general and administrative expenses grew in 1999 over the comparable periods of the prior year due to a variety of factors. We increased spending on marketing programs directed towards eye care professionals. We also launched our consumer marketing campaign in July. We anticipate spending approximately $11 million on this marketing campaign in 1999. Further, our legal expenses increased significantly in 1999 over the comparable periods of the prior year due to the International Trade Commission (ITC) trial regarding its investigation of Nidek Co., Ltd., the Federal Trade Commission (FTC) administrative action, and other patent litigation. In research and development, our efforts were directed mainly at developing new capabilities for current and planned new products. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries. We anticipate that research, development and regulatory expenses could increase to $16 million for 1999.

     Interest income increased because we have continued to generate cash from operations and have invested this in additional interest bearing securities. We have accrued income taxes based on our expected effective income tax rate for all of 1999, net of credits anticipated.


Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                                                          (000's)
                                                                     September 30, 1999            December 31, 1998
                                                                  -------------------------     -------------------------
      Cash, cash equivalents and short-term investments........          $225,931                      $116,539
      Working capital..........................................           259,806                       129,008

     Cash increased by $109 million in the first nine months of 1999 due primarily to net income and the exercise of stock options. Approximately $18 million net was generated from the exercise of stock options. In addition, our income tax payments have been reduced by approximately $46 million in 1999 as the result of tax deductions arising from exercises of non-qualified stock options and disqualifying dispositions of stock purchased upon the exercise of incentive stock options. This amount was credited directly to additional paid in capital.

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

     Products: We have evaluated the performance of the STAR S2(TM), VISX STAR(TM), and VISX Model B Excimer Laser Systems and concluded that none has any problems related to system performance, safety, efficacy, or printer equipment interface as a result of handling dates in the year 2000 or beyond. However, we determined that these laser systems did not properly print or store patient report dates for procedures performed in the year 2000 or beyond. We developed software revisions that correct this problem for the STAR S2, VISX STAR and Model B Excimer Laser Systems. We have notified all customers that these software revisions are currently available and free to all customers. They can be self-installed by customers on any STAR S2 or VISX STAR system and most Model B systems. In the U.S. approximately 95% of customers have requested and been shipped this software update. While we expect that all U.S. customers will update their systems by December 31, 1999, there may be some customers who elect not to update their systems. In international markets we have notified all distributors that these software revisions are available. Distributors and customers in international markets have requested and been shipped this software update for approximately 67% of the installed STAR S2 and VISX STAR systems. While most international customers are likely to update their systems by December 31, 1999, we expect that some customers will elect not to update their systems.

     Suppliers: We have sent a survey to all of our manufacturing suppliers inquiring about the ability of their systems and products to properly handle dates for the year 2000 and beyond. We have received responses from approximately 75% of these suppliers and, in general, they have or expect to have implemented any upgrades and fixes necessary to their systems and products. We plan to follow up on vendors who have not returned their surveys or who do not anticipate having solutions in place before 2000. If suppliers do not reply or cannot comply, we may need to locate alternative sources for critical parts and services. We anticipate that we will be able to locate and contract with alternative suppliers if necessary.

     Operations: Our internal IT systems, listed below, include a variety of equipment and software to process and store both voice and data information.

o LAN and WAN infrastructure which is used to link users and internal and external systems and networks

o    Desktop and laptop computers and related software

o    PBX, voicemail, and fax systems

     Based on information supplied by the vendors of each of the major elements of these systems, we determined what changes, if any, were necessary to make the products year 2000 compliant. We have installed all upgrades, new equipment and software identified as necessary by vendors. We have tested and will continue to test year 2000 compliance of our current configuration both on a back-up set of equipment and certain segments of our live system.

     We use our enterprise resource planning ("ERP") system to help manage manufacturing, sales, customer service, and accounting activities and prepare financial reports. Based on representations from vendors, all elements of our current ERP system are year 2000 compliant. We have tested and will continue to test year 2000 compliance of our ERP system.

     With regard to our facility, providers of key services have represented that their products and services will function properly when handling dates for the year 2000 and beyond.

     Costs to Address Year 2000 Issues

     We have spent no more than $900,000 to date identifying, developing and testing solutions to year 2000 issues. We estimate that we will spend approximately an additional $250,000 to complete testing of all major internal systems and our products' systems to determine their ability to properly handle dates in the year 2000 and beyond. However, we may be required to spend more money than we have currently estimated and this could have a material adverse effect on our results of operations and financial condition.

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


Business Risks and Fluctuations in Quarterly Results

     Our results of operations have varied widely in the past, and they could continue to vary significantly from quarter to quarter due to a number of factors, including:

o Changes in public and market acceptance of laser vision correction as a preferred means of vision correction;

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

o The receipt by competitors of FDA approvals to market their laser vision correction systems for the treatment of additional types of refractive vision disorders.

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

     Our revenue growth rates may not be sustainable. Any shortfall in revenues or anticipated growth rates, particularly in license fees, would have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.


Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes during the nine months ended September 30, 1999 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

     The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets and could have a material, adverse effect on our business, financial position and results of operations. For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1998 and reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999. During the quarter ended September 30, 1999, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:


     Patent Litigation: Nidek and Users of Nidek Lasers

     International Trade Commission Investigation. The hearing in the International Trade Commission (ITC) investigation of Nidek and its United States subsidiaries based on the complaint filed with the ITC by VISX on January 22, 1999 (Investigation No. 337-TA-419) took place in August 1999. In this case, VISX is seeking an order of the ITC prohibiting the importation, sale and services of the Nidek laser system and its component parts in the United States. Nidek has denied infringement and challenged the validity and enforceability of the two VISX patents asserted in the case. The ITC administrative law judge is expected to issue her initial determination on or before December 1, 1999. This decision may be appealed to the ITC by either party, or both, and the final determination of the ITC is expected to be made no later than March 1, 2000. If favorable to VISX, the ITC's final determination is subject to review by the President of the United States. The decision may also be appealed to the Federal Circuit Court of Appeals. While we believe that the patents asserted against Nidek in this action are infringed by the Nidek laser vision correction system and are valid and enforceable and we will vigorously defend Nidek's claims to the contrary, there can be no assurance as to the outcome of this case.

     Actions Filed Against Users of Nidek Laser Systems. A trial date of July 17, 2000 has been scheduled in the suit filed by VISX against users of the Nidek EC-5000 excimer laser system captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, MD (USDC ED Mich 99-60139). In that case and in the three other actions filed against users of Nidek laser systems (VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al (USDC SD Cal 99 CV 1029H JFS); and VISX, Incorporated v. Antoine L. Garabet et. al (USDC CD Cal 99-05284 SVW), VISX has alleged, among other things, that the defendants' use of the Nidek laser system infringes one or more of VISX's patents and is seeking an injunction against the defendants prohibiting the use of the Nidek laser system as well as monetary damages. The defendants in these actions have filed counterclaims seeking, among other things, a declaration of non-infringement, invalidity and unenforceability of the patents asserted. Discovery and pretrial proceedings have taken place and are continuing in these cases. Nidek has filed a motion before the Judicial Panel on Multidistrict Litigation to consolidate the four actions filed by VISX against users of Nidek laser systems for pretrial proceedings (MDL Docket No. 1319).

     Canadian Action. Trial in the patent infringement lawsuit filed by VISX against Nidek and certain of its customers in Canada (Court File No. T-195-94) took place in September 1999. The defendants contested VISX's infringement claims as well as the validity of the Canadian patents asserted by VISX in the case. Although it is not possible to predict the outcome of this case, VISX believes it has meritorious claims. The trial court's decision is expected in the near future.


     Patent Litigation: Autonomous

     The case captioned Autonomous Technologies Corporation v. Pillar Point Partners et al. (USDC D Del 96515JJF) was dismissed without prejudice on August 31, 1999.


     Antitrust Class Actions

     Since the commencement of the FTC administrative proceedings on March 24, 1998, a large number of purported class actions have been filed against VISX and others alleging, among other things, violations of various state and federal antitrust laws. The case captioned Castino v. VISX, Inc. and Summit Technology, Inc. (USDC D Minn 99-861) was voluntarily dismissed without prejudice on July 12, 1999. The remainder of the purported class actions alleging violations of antitrust laws are still in the early stages. Although VISX believes it has meritorious defenses to the claims presented in these actions and intends to defend them vigorously, it is too early to estimate their outcome.


     Adverse determinations in any of our legal proceedings, including our patent and antitrust proceedings, could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, would adversely affect VISX's business, financial position and results of operations.


Item 6. Exhibits and Reports on Form 8-K.

a)   Exhibits.

     Ex. 27     Financial Data Schedule

b)   Reports on Form 8-K.

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VISX, Incorporated
                                       --------------------------
                                          (Registrant)




November 8, 1999                        /s/ Mark B. Logan
----------------                        -------------------------
(Date)                                  Mark B. Logan
                                        Chairman of the Board and
                                        Chief Executive Officer


November 8, 1999                        /s/ Timothy R. Maier
----------------                        -------------------------
(Date)                                  Timothy R. Maier
                                        Executive Vice President and
                                        Chief Financial Officer (principal
                                        financial officer)


November 8, 1999                        /s/ Derek A. Bertocci
----------------                        -------------------------
(Date)                                  Derek A. Bertocci
                                        Vice President, Controller (principal
                                        accounting officer)

                                 EXHIBIT INDEX

    Exhibit
    Number                              Description
    -------                             -----------

      27        Financial Data Schedule