Form 10-K405
period 1999-12-31
VISX INC
filed 2000-03-27
CIK 837991

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999
                        COMMISSION FILE NUMBER: 1-10694
                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 15, 2000 was approximately $962,208,000. The number of shares of Common Stock outstanding as of March 15, 2000 was 62,077,940.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2000 are incorporated by reference into
Part III of this report.

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

     This report contains forward-looking statements that involve risks and uncertainties. VISX's actual results may differ significantly from the results contemplated by the forward-looking statements. The factors set forth under "Business -- Market Acceptance of Laser Vision Correction," "-- Reliance on Patents and Proprietary Technology," "-- Uncertain Outcome of Antitrust and Patent Proceedings," "-- Unapproved Lasers," "-- Government Regulation,"
"-- Manufacturing, Components and Raw Materials," "-- Competition," and
"-- Product Liability and Insurance" and under "Legal Proceedings" may cause actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this report.

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

     In the early 1980s, experts thought it was impossible to operate directly on the front of the cornea. In 1987, doctors using VISX equipment performed the first procedure for the treatment of nearsightedness in the United States. The United States Food and Drug Administration ("FDA") has since approved laser vision correction using the VISX System as safe and effective for the treatment of low to high nearsightedness, with and without astigmatism, and farsightedness. In 1999, we estimate that approxi-mately 900,000 LVC procedures were performed in the United States using FDA-approved excimer laser systems.

     In March 1996 the FDA approved the use of the VISX System to correct mild to moderate nearsightedness. That approval was supplemented in April 1997 with approval to correct astigmatism. In January 1998 we became the first company ever to receive FDA approval to use a laser to treat higher myopia with or without astigmatism. In November 1998 we received the first FDA approval for the correction of hyperopia or farsightedness with a laser. In November 1999 the FDA approved the use of the VISX system for LAser in SItu Keratomileusis (LASIK).

     LVC includes PhotoRefractive Keratectomy (PRK) and LASIK. To perform LVC, the ophthalmologist first measures the correction required by performing the same examination used to prescribe eyeglasses or contact lenses. The doctor programs the "prescription" into the VISX System, and the computer calculates the data needed to make a precise corneal correction. The excimer laser system emits laser pulses to ablate submicron layers of tissue from the front surface of the cornea in a pattern to reshape the cornea. A micron equals 0.001 of a millimeter, and the depth of tissue ablated during the procedure typically is less than the width of a strand of human hair. The average procedure lasts approximately 15 to 40 seconds, and consists of approximately 150 laser pulses, each of which lasts several billionths of a second. The cumulative exposure of the eye to laser light is less than one second. The entire patient visit, including preparation, application of a topical anesthetic and post-operative dressing, generally lasts no more than 30 minutes.

     With PRK, patients may experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. The ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and alleviate discomfort. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

     The vast majority of laser vision correction procedures performed in the United States are LASIK procedures. In performing LASIK, the doctor uses a type of knife called a microkeratome to open a flap on the cornea. The doctor uses the laser to ablate the exposed surface of the cornea, and then replaces the flap. LASIK has gained in popularity primarily because there can be less postoperative discomfort and a more immediate improvement in uncorrected vision. Nevertheless, LASIK has a higher incidence of adverse consequences, often attributable to the microkeratome, and requires a high degree of surgical skill.

CORNEAL PATHOLOGIES AND PTK

     The VISX System also treats certain types of corneal pathologies in an outpatient procedure known as PhotoTherapeutic Keratectomy or PTK. We estimate that VISX Systems have been used worldwide to perform approximately 26,000 PTK procedures. Although PTK is an important medical procedure for people who suffer from corneal pathologies, the market opportunity represented by PTK is much smaller than that represented by laser vision correction.

PRODUCTS

     VISX System. The VISX System is a fully integrated medical device incorporating an excimer laser and a computer-driven workstation. The ablations produced by the VISX System are the product of a seven-beam scanning system, in which a number of small beams are homogenized as they converge to produce a smooth ablation area. Only the VISX System is capable of performing ablations using both a variable-area beam and small-spot scanning, or a combination of the two.

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

     VisionKey(R) Card. Use of the VISX System is controlled by a proprietary optical memory card which is sold separately. The VisionKey card is encoded with proprietary technology which is required to operate the VISX System. It also provides the user with access to software upgrades and can facilitate the collection of patient data. Because one VisionKey card must be used with each procedure performed, VisionKey card sales correlate with the number of procedures performed.

MARKETING, SALES AND DISTRIBUTION

     Our marketing objective is to maximize consumer acceptance of laser vision correction by (a) offering proven laser technology to the eyecare medical community, (b) developing improvements to that technology, and (c) providing our customers with various services and programs designed to increase their operating efficiency and effectiveness.

  Marketing Programs

     VISX University(R) Management Seminars. VISX University is an educational program designed to teach laser center decision makers how to effectively promote and market their excimer laser practices. Five sessions were held in 1999, and six are planned for 2000. Attendees learn about procedure-building techniques in advertising, marketing, public relations, lead tracking, staff training, and consumer education and recruitment. The VISX University curriculum features a two-day program of small-group, interactive workshops in which participants can learn about the experiences of successful laser vision correction marketers and can share their own experiences. We have arranged for professionals enrolled in VISX University to receive Continuing Medical Education credits, as well as professional organization credit for nurses and allied health professionals in ophthalmology.

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

     Marketing Communication Materials. Customers who buy or use a VISX System receive educational and marketing materials including brochures, videos, slides, and other tools to help them promote VISX laser vision correction.

     Procedure Financing Support. Consumers are accustomed to making monthly payments to purchase goods and services, and laser vision correction is well adapted to that approach. We have referred our customers to several financial vendors who specialize in offering and processing loans to consumers through eye care professionals. We are not directly involved with these financing programs and do not benefit from the financing except to the extent it contributes to growth in procedure royalties.

  Customer Support and Service

     Customer Response Center. The VISX Customer Response Center is open 24 hours a day, seven days a week, and is staffed by 75 VISX employees to respond to calls from our customers. Telephone requests range from orders for parts and VisionKey cards, to requests for technical support, customer information, and field service. More than 50 members of the Customer Response Center are field-based service engineers, strategically located to respond rapidly to customer needs.

     Laser Installation/Training Process. We require new customers to participate in a thorough and rigorous training process to ensure that they know how to safely operate the VISX System and perform laser surgery. After a VISX field service engineer installs the system, the operators are trained on-site to use and maintain the system. Physicians are trained and certified by an independent ophthalmologist selected by VISX to serve as a VISX Physician Trainer. The initial training of operators or physicians is included with the purchase of the VISX System, and we receive no profit from training courses given throughout the United States. Instead, it is our philosophy that ophthalmologists are uniquely qualified to train ophthalmologists, and we authorize certified Physician Trainers to train other physicians in the proper use of the VISX System. Over 7,400 United States ophthalmologists have been trained to use the VISX System.

     VISXPRESS(TM). At least once a month, we broadcast a fax bulletin, called VISXPRESS, communicating the latest news regarding VISX and laser vision correction. The frequency of the publication is determined by the timing of news. The bulletin is used to communicate breaking news immediately to our customers.

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

     - On-line access to the Customer Response Center, including news about new products and services, physician certification course schedules, and registration for practice development programs such as VISX University; and

     - VISX University Online which gives our customers access to some of the same valuable educational information about practice building and marketing offered in the live VISX University seminars, but from the convenience of their own desktop computers.

  International Sales and Marketing Strategy

     Our international strategy is to establish and maintain a presence and quality image in selected markets either directly or indirectly through distributors. To support this strategy, we have established a subsidiary in Japan and have sales managers who cover key international sales regions. We also support international markets by sponsoring speaking engagements and attending selected exhibitions and trade shows. VISX Systems are installed in more than 50 countries and we have contracts with more than 30 distributors worldwide who are responsible for servicing those systems. The imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, and difficulties in managing, staffing and coordinating communications among international operations may limit or disrupt future international sales.

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

     Consumers may be slow to adopt laser vision correction for many reasons, including the cost of the procedure, concerns relating to its safety and efficacy, general resistance to surgery, the effectiveness of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data beyond ten years, the possibility of unknown side effects, the lack of third-party reimbursement for the procedure, and the decision to spend their disposable income in other ways. Any future reported adverse events or other unfavorable publicity involving patient outcomes from use of laser vision correction systems manufactured by any participant in the LVC market could also adversely affect acceptance of the procedure. Another factor that may affect market acceptance is the presence of lasers that have not received FDA approval. Consumers are not likely to distinguish between laser systems. As a result, poor results from unapproved or other laser systems could adversely affect the entire industry. See "-- Unapproved Lasers" below.

     Although laser vision correction has a more predictable outcome and precision of results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). It is possible that longer term follow-up data might reveal additional complications. A decrease in market acceptance of laser vision correction could have a material adverse effect on VISX's business, financial position and results of operations.

RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY

     VISX owns over 150 United States and foreign patents and has 100 patent applications pending. We believe that our patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. We are committed to protecting our proprietary technology, however, it is possible that one or more of our patents will be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement will be found not to be infringing our patents. Such an outcome could have a material adverse effect on our business, financial position and results of operation. See "-- Uncertain Outcome of Antitrust and Patent Proceedings" below.

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

     Other Licensing Agreements. We have licensed certain patents issued outside of the United States to the following companies: Chiron Vision Corporation ("Chiron"), now owned by Bausch & Lomb Incorporated ("Bausch & Lomb"), Aesculap-Meditec GmbH ("Meditec"), Herbert Schwind GmbH & Co. KG ("Schwind"), Autonomous Technologies Corporation ("Autonomous"), now owned by Summit, and LaserSight Incorporated ("LaserSight"). Under these agreements, we receive royalties for international sales of Bausch & Lomb, Meditec, Schwind, and LaserSight equipment that is covered by VISX's international patents. In addition, Summit has taken a fully-paid license to our non-U.S. patents which covers sales of the Summit and Autonomous laser systems.

     In 1992, International Business Machines Corporation ("IBM") granted VISX nonexclusive rights under United States and foreign IBM patents that include claims that cover ultraviolet laser technology for removal of human tissue. In 1997, IBM advised VISX that it assigned the contract to LaserSight. Under the terms of the agreement, VISX has agreed to pay a royalty on VISX Systems made, used, sold or otherwise transferred by or for VISX in the United States and certain other countries. We also have entered into a nonexclusive, worldwide license agreement with Patlex Corporation which holds certain patents on lasers. Under this agreement, we pay a royalty on certain laser components of the VISX System.

     Confidentiality Arrangements. We protect our proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants and other parties. Our confidentiality agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to VISX, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by VISX, subject to customary exceptions. We cannot give any assurance that employees, consultants and others will not breach the confidentiality agreements, that we would have adequate remedies for any breach, or that our competitors will not learn of or independently develop our trade secrets.

UNCERTAIN OUTCOME OF ANTITRUST AND PATENT PROCEEDINGS

     The medical device industry, including the ophthalmic laser sector, has been characterized by substantial litigation, both in the United States and internationally, regarding patents and proprietary rights. Any successful challenge to our patents or ruling that VISX infringes patents held by another could have a material adverse effect on our business, financial position and results of operations.

     Currently, several legal proceedings are pending in which the validity and enforceability of our patents is being challenged. These proceedings include the Federal Trade Commission ("FTC") administrative proceeding, a number of antitrust actions, and patent infringement litigation with manufacturers of excimer laser systems and their users. During the course of one or more of these proceedings, patents held by VISX could be found to be invalid or unenforceable. In addition, in response to a patent lawsuit filed by VISX and other parties, the defendants petitioned the United States Patent and Trademark Office ("PTO") to reexamine two patents owned by VISX. In April 1998 the PTO granted the requests and the reexamination proceedings are in process. We have received PTO office actions rejecting certain claims of the patents. We are attempting to overcome the office action rejections. Although we believe these two patents will survive the reexamination with amendments, we do not yet know the final outcome of these reexamination proceedings.

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

     In addition, other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers. LaserSight has filed a lawsuit alleging that VISX infringes a patent licensed to LaserSight. Additional claims of patent infringement may in the future be asserted against VISX. The defense and prosecution of patent proceedings is costly and involves substantial commitments of management time. Adverse determinations in litigation or other patent proceedings could subject VISX to significant liability to third parties. Although patent and intellectual property disputes in the medical device field have often been settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and there is no guarantee that licenses would be available to VISX. If VISX were found to infringe a patent held by another, VISX's future results of operations could be materially and adversely affected. For additional information and detail regarding the patent-related legal proceedings to which VISX is a party, see "Item 3 -- Legal Proceedings."

UNAPPROVED LASERS

     Following the FDA's initial approval of the VISX System for the treatment of nearsightedness, there was a proliferation of unapproved devices available to treat all levels of refractive vision disorders. In 1997 and 1998 the FDA took action against the manufacture and use of these illegal laser systems. During the same period VISX took steps to convince doctors using unapproved lasers to convert to the VISX System. VISX was able to trade out 15 unapproved systems. We attribute much of this success in convincing doctors to switch to VISX's technology to our FDA approvals for treatment of astigmatism, higher levels of myopia, and hyperopia. Despite this success, the unchecked use of unapproved excimer laser systems in the United States could materially and adversely affect our future results of operations by reducing our license revenues. We are also concerned about the use by some competitors and their customers of certain provisions of federal law applicable to medical devices which enable physicians to obtain a special form of investigational device exemption ("IDE") from the FDA. Generally, IDE's are issued to enable manufacturers of medical devices to conduct clinical trials of new products to collect clinical data necessary to support filing of pre-market approval applications with the FDA in order to obtain approval to market products in the United States. A physician IDE is similar to a conventional IDE except that it is obtained by a physician for clinical studies of a particular product by the physician. Increased use of physician IDE's for laser vision correction procedures, which could in turn increase the number of procedures performed with systems used by persons who are not licensed under VISX's patents, could materially and adversely affect our future results of operations by reducing our license revenues.

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

     The FDA's Quality System Regulation ("QSR") went into effect on June 1, 1997. The goal of QSR is to make the existing GMP regulations consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Organization for Standardization (ISO) 9001:1994 "Quality Systems -- Model for Quality Assurance in Design, Development, Production, Installation, and Servicing." During 1998, our quality system was maintained in compliance with the QSR. On February 3, 1998, we were certified to ISO 9001/EN46001 and on November 19, 1998 and December 10, 1999 we successfully passed a regularly scheduled recertification audit.

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

     In Europe, the member countries of the European Union have promulgated rules which require that medical products receive the certifications necessary to affix the CE Mark to the device. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO standards for quality assurance and manufacturing processes is one of the CE Mark requirements. VISX is licensed to apply the CE Mark to the VISX System in accordance with the European Medical Device Directives.

     In Japan, we received regulatory approval for PTK from the Japanese Ministry of Health and Welfare in May 1998 and for myopia, or nearsightedness, with astigmatism in January 2000. VISX is the first U.S. manufacturer to receive approval for its laser vision correction system in Japan.

MANUFACTURING, COMPONENTS AND RAW MATERIALS

     The manufacture of VISX Systems is a complex operation involving numerous procedures, and the completed system must pass a series of quality control and reliability tests before shipment. We buy from various independent suppliers many components that are either standard or built to our proprietary specifications, and then assemble these components at our California facility. We also contract with third parties for the manufacture or assembly of certain components. Several of these components are currently provided by a single vendor. If any of these suppliers were to cease providing components, we would be required to locate and contract with a substitute supplier. We could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms. If we were unable to produce the VISX System in a cost-effective or timely manner, or if the manufacturing of VISX Systems were interrupted, our business, financial position and results of operations could be materially adversely affected.

COMPETITION

     The medical device and ophthalmic laser industries are subject to intense competition and technological change. Laser vision correction for treatment of refractive disorders competes with eyeglasses, contact lenses and RK, as well as with other technologies and surgical techniques, such as corneal implants, interocular lenses, and surgery using different types of lasers.

     The VISX System also competes with products marketed or under development by other laser and medical equipment manufacturers, many of which may have greater financial and other resources. Competitors may be able to offer laser systems at a lower price, may price their laser systems as part of a bundle of products or services, may develop procedures that involve a lower per procedure cost, or may offer products that are perceived as preferable to the VISX System. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by VISX, which therapies could be more medically effective and less expensive than LVC, and could potentially render LVC obsolete. Any such developments could have a material adverse effect on VISX's business, financial position and results of operations.

     In the United States, there are six laser systems that have received FDA approval, namely, those of VISX, Summit, Autonomous (now owned by Summit), Nidek, LaserSight and Bausch & Lomb. Autonomous and Nidek received FDA approval to commercialize their laser systems at the end of 1998, LaserSight at the end of 1999 and Bausch & Lomb in February 2000. Nidek, LaserSight and Bausch & Lomb are actively engaged in commercializing their laser systems in the United States and do not have a license to VISX's patents. Nidek is currently offering laser systems for sale in the United States without requiring purchasers to pay license fees upon use of the system. LaserSight and Bausch & Lomb have said that they will collect a per-procedure fee from their customers. VISX is pursuing several actions against Nidek and its users for patent infringement in the United States, and in Canada and France. VISX has also filed a lawsuit alleging patent infringement against LaserSight. See "Legal Proceedings -- Patent and Antitrust Proceedings" below.

     VISX's principal international competitors are Bausch & Lomb, LaserSight, Meditec, Nidek, Schwind, Summit, and Autonomous (now owned by Summit). VISX has licensed certain of its patents to Bausch & Lomb, LaserSight, Meditec, and Schwind, each of which is obligated to pay VISX royalties when it sells a system covered by VISX's patents outside of the United States. In addition, Summit has taken a fully-paid license to VISX's non-U.S. patents which covers sales of its systems and those of Autonomous.

RESEARCH AND DEVELOPMENT AND REGULATORY

     VISX's research efforts have been the primary source of our products. We intend to maintain our strong commitment to research as an essential component of our product development effort. Toward this end, we incurred research and development expenses, including clinical trial expenses, of $15.5 million in 1999, $11.3 million in 1998, and $10.3 million in 1997. Licensed technology developed by outside parties is an additional source of potential products. We anticipate that research, development and regulatory expenses could be approximately $16 million in 2000.

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

EMPLOYEES

     As of December 31, 1999, VISX had 279 regular employees, 41 temporary employees and 33 consultants. Of the regular employees, 152 are employed in manufacturing and service, 53 in research and development and regulatory, and 74 in general administrative and marketing and sales positions. None of VISX's employees is covered by a collective bargaining agreement. We believe that our relations with employees are good.

ITEM 2. PROPERTIES

     VISX's operations are currently located in a 108,844 square foot leased facility in Santa Clara, California. The lease for the facility expires in May 2003 with an option to extend the term an additional five years. We believe our facilities are sufficient to meet our current and reasonably anticipated future requirements. We sublease 33,579 square feet of the facility to another company. The sublease has been extended and will expire on May 31, 2001. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

PATENT AND ANTITRUST PROCEEDINGS

OVERVIEW

     The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent VISX from manufacturing and selling the VISX System, and therefore could have a material adverse effect on VISX's business, financial position and results of operations.

PATENT LITIGATION: NIDEK AND USERS OF NIDEK LASERS

  United States.

     FEDERAL DISTRICT COURT IN NORTHERN CALIFORNIA. In December 1998, Nidek received approval to market its laser vision correction systems in the United States and VISX filed a lawsuit in the United States District Court in Northern California alleging that Nidek's laser systems infringe VISX United States Patent Nos. 4,718,418, 4,732,148, and 5,711,762 (USDC ND Cal C98-04842). VISX is
seeking injunctive relief and monetary damages in that case. Nidek filed a lawsuit against VISX on March 30, 1999 in the United States District Court in Northern California alleging, among other things, that VISX's use of patents allegedly obtained through inequitable conduct violates certain antitrust laws. This case was consolidated with VISX's action against Nidek for patent infringement. The consolidated case was stayed by the court during 1999 pending the outcome of the International Trade Commission decision described below and is now in the early stages of discovery.

     In February 2000, the four lawsuits filed during 1999 by VISX against certain users of Nidek laser systems were transferred to Multi-District Litigation in the United States District Court in Northern California (MDL Docket No. 1319, the "California MDL") for the purpose of consolidating them with the actions between VISX and Nidek for pre-trial proceedings. In these cases (captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, MD (USDC ED Mich 99-60139); VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al.(USDC SD Cal 99 CV 1029L); and VISX, Incorporated v. Antoine L. Garabet et al. (USDC CD Cal 99-05284)), VISX has alleged, among other things, that the defendants' use of the Nidek laser system infringes one or more of VISX's patents and is seeking an injunction against the defendants prohibiting the use of the Nidek laser system and monetary damages. The defendants in these actions have filed counterclaims seeking, among other things, a declaration of non-infringement, invalidity and unenforceability of the patents asserted. Discovery and pretrial proceedings is ongoing in these actions. We do not anticipate that any of these cases involving Nidek or users of Nidek's laser system will go to trial before the year 2001.

     Adverse determinations in any of these suits could limit VISX's ability to collect equipment and use royalties in the United States from Nidek as well as from other sellers of and users of laser vision correction systems. Any such adverse determination could have a material adverse effect on VISX's license revenues and therefore its business, financial position and results of operations.

     INTERNATIONAL TRADE COMMISSION. Trial in the International Trade Commission
(ITC) investigation of Nidek and its United States subsidiaries based on the complaint filed with the ITC by VISX in January 1999 (Investigation No. 337-TA-419) took place in August 1999. In this case, VISX sought an order of the ITC prohibiting the importation, sale and service of the Nidek laser system and its component parts in the United States on the basis that Nidek and its United States subsidiaries had violated Section 337 of the Tariff Act of 1930, as amended, by infringing certain VISX patents. Nidek denied infringement and challenged the validity and enforceability of the two VISX patents asserted in the case. The ITC administrative law judge issued an initial determination on December 6, 1999 finding that Nidek and its United States subsidiaries had not violated Section 337 of the Tariff Act of 1930, as amended. VISX and the ITC's Office of Unfair Import Investigations, a third party in the case representing the government and the public interest, petitioned the full Commission requesting review of the initial determination.

     The Commission granted review with respect to certain findings of the Initial Determination, however, on March 6, 2000 the Commission issued a Notice that it had determined that Nidek had not violated Section 337 of the Tariff Act of 1930, as amended. The Commission concluded the Nidek laser system does not infringe the VISX patents at issue in the proceeding and that VISX does not practice those patents. The Commission took no position with respect to the Initial Determination findings regarding the validity and enforceability of VISX's U.S. Patent No. 5,711,762. The Commission did not review the findings of the ITC administrative law judge with respect to VISX's U.S. Patent No. 4,718,418 (the "'418 patent"). The administrative law judge's ruling upholding the enforceability of the '418 patent but finding that it was not infringed by the Nidek laser system therefore becomes the final determination of the Commission. The decisions of the administrative law judge and the Commission are not binding on any other court, however, parties may attempt to introduce them in other litigation involving VISX's patents. The Commission's determination is subject to review by the United States Court of Appeals for the Federal Circuit and VISX may appeal all or a portion of the decision.

  International.

     VISX is a party to patent-related litigation against Nidek in Canada and France. These proceedings, which allege patent infringement by Nidek and certain of its distributors and customers, were filed by VISX in February 1994 (Canada) and May 1997 (France). The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. Trial in the Canadian proceeding took place in September 1999 and in December 1999 the Canadian federal court ruled that Nidek and the other defendants had not infringed the VISX patents asserted in the case. The court found that those patents were valid despite the defendants' claims to the contrary. VISX, Nidek and the other defendants have filed appeals of this decision. The proceeding in France is currently in the pleading stage. It is not possible to predict the final outcome of either case. Adverse determinations in one or both of these lawsuits could limit VISX's ability to collect royalties in certain markets. Any such adverse determination could therefore adversely affect VISX's future results of operations.

PATENT LITIGATION: LASERSIGHT

     In November 1999, after LaserSight received approval from the FDA to market its system for laser vision correction, VISX filed an action alleging that LaserSight had infringed the '418 patent in United States District Court in Delaware (USDC Del. 99-789). This suit was stayed pending licensing discussions between the parties. In February 2000, LaserSight terminated the licensing discussions and filed a lawsuit against VISX in the same District Court seeking a declaration of non-infringement and invalidity of the '418 patent and alleging that VISX infringes LaserSight's U.S. Patent No. 5,630,810 (USDC Del. 00-059). Both parties are seeking damages and injunctive relief. Discovery has not commenced and it is too early to predict the outcome of these cases. However, adverse determinations in one or both of these lawsuits could give rise to monetary damages, could limit VISX's ability to collect license fees, and could prevent VISX from manufacturing and selling the VISX System, any of which, in turn, could have a material adverse effect on VISX's business, financial position and results of operations.

PATENT LITIGATION: OTHER

     In July 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Summit Partner, and Pillar Point Partners (USDC West. Dist. Tex. SA-97-CA-794-FB). Trial in this case has been set for June 5, 2000. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of VISX's United States Patent No. 5,108,388 (the " '388 patent") which names Dr. Trokel as the inventor. Taboada also seeks to recover royalties received by VISX for the '388 patent, charges defendants with infringement of the '388 patent, charges violations of the Lanham Act, claims breach of contract, and seeks monetary damages and injunctive relief. Taboada has also filed pleadings in the United States District Court for the District of Columbia requesting that the reexamination of the '388 patent currently pending in the U.S. Patent and Trademark Office be stayed pending the outcome of the case in Texas (USDC CA 00-421). VISX believes that Taboada's complaint and request for stay of the reexamination are without merit and intends to vigorously defend against them, however, there can be no assurance as to the outcome of the case. An adverse determination in this case could give rise to monetary damages, could limit VISX's ability to collect license fees, and could prevent VISX from manufacturing and selling the VISX System, any of which, in turn, could materially adversely affect VISX's business, financial position and results of operations.

FEDERAL TRADE COMMISSION PROCEEDINGS

     On March 24, 1998 the Federal Trade Commission ("FTC") filed an administrative complaint (Docket No. 9286) challenging the existence of Pillar Point and challenging the enforceability of certain patents owned by VISX. On July 8, 1998 VISX reached a settlement with the FTC and entered into a consent decree regarding the dissolution of Pillar Point. On March 4, 1999 the FTC entered an order finalizing that consent decree. The consent decree did not address the portion of the FTC's complaint directed towards the enforceability of certain VISX patents. On June 4, 1999 the FTC released the initial decision of its administrative law judge dismissing the remaining portions of the FTC's complaint against VISX. On June 21, 1999 the FTC attorneys filed notice that they would appeal the judge's decision to the full Commission. On December 1, 1999, the FTC attorneys filed a conditional motion to dismiss the FTC's complaint. The Commission has not yet ruled on the FTC's motion. Although we believe the FTC's claims in this case are unfounded and we will continue to vigorously defend the enforceability of our patents, it is not possible to predict the outcome of this appeal proceeding. A determination by the FTC Commissioners that certain of our patents are unenforceable could reduce the breadth of our patent coverage. This, in turn, could have a material adverse effect on our business, financial position and results of operation.

ANTITRUST CLASS ACTIONS

     Since the commencement of the FTC administrative proceeding on March 24, 1998, a large number of purported class actions have been filed against VISX, Summit and, in some cases, also against their affiliates, VISX Partner, Inc., Summit Partner, Inc., and Pillar Point, a now-dissolved partnership between VISX Partner and Summit Partner. These actions allege, among other things, violations of various state and federal antitrust and unfair competition laws. These cases can be divided into two categories based on the type of class alleged: one on behalf of purported classes of patients, and the other on behalf of purported classes of direct purchasers.

  Patient Class Actions

     Several actions filed in California state court on behalf of purported classes of patients have been consolidated into one case in Santa Clara County Superior Court captioned In re PRK/LASIK Consumer Litigation, No. CV772894 ("In re PRK") filed on June 12, 1998 naming VISX, VISX Partner, Inc., Summit, and Summit Partner, Inc. as defendants. The plaintiffs in the consolidated action allege violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) on behalf of a putative nationwide class of patients. On May 12, 1999, the court entered an order to which the parties had stipulated conditionally certifying that the class shall include patients in 17 states and the District of Columbia. Discovery is ongoing in this action.

     In addition to the In re PRK action pending in California, we have been named in several duplicative actions in other states on behalf of purported classes of patients:

     Florida. In Marks v. Summit Technology Inc., et al., filed on April 27, 1998 in Florida state court, plaintiff brought suit on behalf of a purported class of patients in several states alleging violations of the Florida antitrust and unfair competition laws. On December 15, 1999, the Marks case was stayed pending the final resolution of the In re PRK action in Santa Clara County, California.

     Wisconsin. Worcester v. Summit Technology, Inc. et al. was filed on June 11, 1998 in Wisconsin state court on behalf of a purported class of Wisconsin patients alleging violations of the Wisconsin antitrust and unfair competition laws. The Worcester action was removed to federal court and transferred in December 1998 to the Multi-District Litigation pending in Arizona described below.

     The action on behalf of a purported class of patients captioned Karen Frankson et al. v. Pillar Point Partners et al., filed on January 4, 1999 in Wisconsin state court, was removed to federal court and transferred to the Multi-District Litigation pending in Arizona described below. On February 23, 2000, the MDL court entered an order dismissing the Frankson action without prejudice.

     Minnesota. In May 1999, Brisson v. Summit Technology, Inc., VISX, Inc., Summit Partner, Inc., VISX Partner, Inc. and Pillar Point Partners was filed by plaintiff on behalf of a purported class of Minnesota patients alleging violations of Minnesota antitrust laws, seeking unspecified damages and injunctive relief.

     In May 1999, another Minnesota action was filed, captioned Castino v. VISX, Inc. and Summit Technology, Inc. (USDC Minn. 99-861). The Castino case, which was filed on behalf of a purported class of patients in several states alleging violations of the antitrust and unfair competition laws of those states, was dismissed on July 12, 1999 pursuant to plaintiff's unopposed motion for voluntary dismissal without prejudice.

  Direct Purchaser Class Actions Filed in Federal Court

     In addition to the state court actions, a number of purported class actions alleging violations of federal antitrust laws on behalf of a purported class of direct purchasers have been filed in federal court against VISX, Summit, and, in some cases, Pillar Point. All of these actions have been transferred to the Multi-District Litigation in Arizona described below. In October 1998, the Federal District Court in the District of Arizona, the location of the Multi-District Litigation, entered an order for consolidation of these class actions into a case captioned The Antitrust Class Actions (USDC AZ Oct. 21,
1998). Plaintiffs have moved for certification of a nationwide class of direct purchasers who paid per procedure license fees to VISX or Summit. Plaintiffs' motion to certify the class is currently pending, and discovery is ongoing.

     In each of the antitrust class actions described above the plaintiffs are seeking unspecified damages and injunctive relief for alleged violations of state and/or federal antitrust laws. Although we believe we have meritorious defenses to the claims presented in these actions and intend to defend them vigorously, it is too early to estimate their outcome. There can be no assurances that VISX will prevail in any of these antitrust class actions. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's business, financial position and future results of operations.

MULTI-DISTRICT LITIGATION INVOLVING PILLAR POINT PARTNERS

     On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. However, Pillar Point continues to be a party in a number of cases. VISX and Summit share Pillar Point's ongoing litigation expenses and each pursues its own interests in the pending litigation.

     To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point, a number of cases have been transferred to Multi-District Litigation in the Federal District Court in the District of Arizona for pretrial proceedings under the caption In re Pillar Point Partners Antitrust and Patent Litigation (MDL No. 1202, the "Arizona MDL"). In addition to the antitrust class actions described above, the following cases are pending in the Arizona MDL:

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

     Freedom Vision Laser Center, LP v. VISX, Incorporated et al. On May 28, 1999, Freedom Vision Laser Center filed an action on behalf of certain physicians, which has been transferred to the Arizona MDL. In that case, the plaintiffs allege, among other things, violations of federal and state antitrust laws and are seeking unspecified damages and injunctive relief.

     Although we believe we and Pillar Point have meritorious defenses to the claims presented in these actions and we intend to defend them vigorously, it is too early to estimate their outcome. There can be no assurances that VISX or Pillar Point will prevail in any of these actions. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's business, financial position and results of operations.

UNFAIR COMPETITION ACTION FILED IN CALIFORNIA STATE COURT

     On January 24, 2000, a case captioned Antoine L. Garabet, M.D. and Abraham
v. Shammas, M.D. v. Summit Technology, Inc. and VISX (CV 787359) was filed in Superior Court for Santa Clara County, California. Plaintiffs brought this action purportedly on behalf of the public under Section 17200 of the Business and Professions Code, California's unfair competition law. The complaint alleges various purportedly anticompetitive activities, similar to the allegations made in the antitrust class actions described above. Plaintiffs seek injunctive relief, disgorgement of profits, a constructive trust, and attorneys' fees. This action has only recently been filed and it is therefore too early to make an assessment of the merits of the case and the financial consequences of an adverse decision in the case.

SECURITIES CLASS ACTIONS

     VISX and certain of its officers have been named as defendants in several substantially similar securities class action lawsuits filed in February and March 2000 in the United States District Court for the Northern District of California. The plaintiffs in these actions purport to represent a class of all persons who purchased VISX's common stock between March 1, 1999 and February 22, 2000. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. VISX expects the Court to appoint a lead plaintiff and consolidate the complaints in the near future.

     VISX believes that the complaints are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to VISX or will not have a material adverse effect on VISX's financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR VISX'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "VISX." The following table sets forth the high and low closing prices of our common stock, after giving effect for the 2 for 1 stock splits distributed in January and May 1999.

                                                             HIGH       LOW
                                                            -------    ------
1998
  First Quarter...........................................  $  8.03    $ 4.88
  Second Quarter..........................................    14.98      6.25
  Third Quarter...........................................    17.31     12.00
  Fourth Quarter..........................................    21.86     10.50
1999
  First Quarter...........................................  $ 53.78    $22.16
  Second Quarter..........................................    83.00     49.44
  Third Quarter...........................................   103.75     79.09
  Fourth Quarter..........................................    88.13     50.88

     On March 15, 2000, the last reported sale price of the Common Stock on the NASDAQ National Market was $15.50 per share. We had approximately 813 holders of record of our common stock on that date.

     We have never declared or paid any cash dividends on our common stock. We presently intend to retain all future earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     We derived the following selected financial data from our audited consolidated financial statements. This historical financial data should be read in conjunction with our consolidated financial statements and notes thereto.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
  Total revenues............................  $271,252   $133,750   $ 68,631   $ 69,664   $ 16,703
  Cost of revenues..........................    57,513     31,109     20,598     28,876      9,749
  Total costs and expenses..................   129,154     74,530     53,111     55,318     27,408
  Income (loss) from operations.............   142,098     59,220     15,520     14,346    (10,705)
  Litigation settlement.....................        --     35,000      4,500         --      5,400
  Net income (loss).........................  $ 91,768   $ 25,590   $ 14,097   $ 17,308   $(14,765)

  Earnings (loss) per share:(A)
     Basic..................................  $   1.45   $   0.42   $   0.23   $   0.28   $  (0.30)
     Diluted................................  $   1.35   $   0.39   $   0.22   $   0.27   $  (0.30)
  Shares used for earnings (loss) per share:
     (A)
     Basic..................................    63,474     61,014     61,716     61,244     49,244
     Diluted................................    68,119     65,398     63,272     63,896     49,244

BALANCE SHEET DATA:
  Cash and short-term investments...........  $258,359   $116,539   $100,833   $ 88,990   $ 75,219
  Working capital...........................   303,546    129,008    103,880     92,878     77,665
  Total assets..............................   362,721    176,619    130,352    119,689     91,078
  Retained earnings (accumulated deficit)...    97,195      5,427    (20,163)   (34,260)   (51,568)
  Stockholders' equity......................  $316,793   $138,989   $110,299   $ 99,272   $ 79,881

---------------
(A) All share and per share amounts have been adjusted to give effect for the 2 for 1 stock splits distributed in January and May 1999.

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

     The laser vision correction industry is evolving rapidly. New developments and changes in market conditions frequently affect VISX and could harm our business in the future. We may face increased competition from manufacturers and users of other laser vision correction systems or new competition from non-laser methods for correcting a person's vision. Patients' and doctors' enthusiasm for laser vision correction using VISX Systems may not grow or may decline in the future. Prices for our products and services may change as the result of new developments in our market. Due to adverse determinations in current and future patent and antitrust litigation, damages may be assessed against us and we may not be able to enforce our current patent rights or collect license fees. All of these factors could cause orders and revenues for VISX Systems and VisionKey(R) cards to fluctuate or even decline. Accordingly, our past results may not be useful in predicting our future results.

RESULTS OF OPERATIONS

1999 Compared to 1998

                                                                 (000'S)
                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                     REVENUE                          1999          1998        CHANGE
                     -------                        --------      --------      ------
System sales......................................  $ 74,415      $ 40,799        82%
  Percent of revenue..............................      27.4%         30.5%
License, service & other revenue..................  $196,837      $ 92,951       112%
  Percent of revenue..............................      72.6%         69.5%
Total.............................................  $271,252      $133,750       103%

     We sold substantially more VISX Systems in 1999 than in 1998. The increase occurred primarily in the United States, though sales in international markets also rose from the prior year. We believe that U.S. doctors and laser centers increased purchases of VISX Systems in response to rising consumer demand for laser vision correction and popular acceptance of the VISX System. Partially offsetting the increase in unit sales, our average U.S. selling price for a VISX System was lower than in the prior year. This was due to a variety of factors including allowances for the trade-in of a competitor's laser, discounts for a second laser at an existing location, volume purchase incentives, and general price reductions. The overall average selling price of a system in international markets declined from the prior year due mainly to trade-in allowances.

     Our customers in the United States purchased significantly more VisionKey(R) cards for laser vision correction surgery in 1999 than in 1998. The license fees associated with these cards generated most of the increase in license, service and other revenues in 1999 over 1998. We believe that card purchases increased because laser vision correction became increasingly well known and popular among consumers and because the VISX System is well regarded. Based on our analysis of the development of the U.S. laser vision correction market, we decided in February 2000 to reduce our U.S. license fee to $100 per procedure from the $250 fee we had previously charged since we first entered the U.S. market in 1996. While we expect this will result in a significant decline in license revenue in 2000 as compared to 1999, we believe the reduced fee should contribute to growth in the number of laser vision correction procedures performed using VISX Systems in the U.S. At this time, we cannot predict with any certainty whether and to what extent procedure volumes will grow or when any such growth would offset the decline in our procedure fee.

                                                                  (000'S)
                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                  COSTS & EXPENSES                     1999         1998        CHANGE
                  ----------------                    -------      -------      ------
Cost of revenues....................................  $57,513      $31,109        85%
  Percent of revenue................................     21.2%        23.3%
Marketing, general and administrative...............  $56,166      $32,138        75%
  Percent of revenue................................     20.7%        24.0%
Research, development and regulatory................  $15,475      $11,283        37%
  Percent of revenue................................      5.7%         8.4%

     Cost of revenues increased in 1999 over 1998 because we sold more systems and serviced a larger installed base of systems. We anticipate that cost of revenues as a percent of total revenues will increase in 2000 as a result of our new $100 license fee. Marketing, general and administrative expenses grew in 1999 due to a variety of factors. We increased spending on marketing programs directed towards eye care professionals. We also spent approximately $10.5 million on a direct to consumer marketing campaign during the second half of 1999. Further, our legal expenses increased significantly in 1999 over the prior year due to the International Trade Commission ("ITC") proceeding regarding the investigation of Nidek Co., Ltd., the Federal Trade Commission ("FTC") administrative action, and other patent litigation. In research and development, our efforts were directed mainly at developing new products and new capabilities for existing products. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries.

     Interest income increased because we generated cash from operations and invested this in additional interest bearing securities. Our effective income tax rate for 1999 was 40%, up from 14% in 1998 when losses and tax credits carried forward from prior years reduced taxes otherwise due on income earned in 1998. We expect that our income tax rate will continue to be approximately 40% in the future.

1998 Compared to 1997

                                                                  (000'S)
                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                      REVENUE                          1998         1997        CHANGE
                      -------                        --------      -------      ------
System sales.......................................  $ 40,799      $34,393         19%
  Percent of revenue...............................      30.5%        50.1%
License, service & other revenue...................  $ 92,951      $34,238        171%
  Percent of revenue...............................      69.5%        49.9%
Total..............................................  $133,750      $68,631         95%

     We sold significantly more VISX Systems in 1998 than in 1997. However, the increase in system sales revenue was more moderate because the average selling price of a system declined. In the United States, individual doctors and clinics purchased almost twice as many systems as in the prior year, while corporate laser center customers purchased slightly fewer systems. The average price of a system declined because we offered selected new sales programs during the year and continued granting allowances to customers who traded in a competitor's laser system. Outside the United States, system sales increased in several markets, including Japan and China, where we had only recently commenced sales and marketing activities. This more than offset the reduction in sales in Korea caused by economic and currency problems in that country in 1998.

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

                                                                  (000'S)
                                                          YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                  COSTS & EXPENSES                     1998         1997        CHANGE
                  ----------------                    -------      -------      ------
Cost of revenues....................................  $31,109      $20,598        51%
  Percent of revenue................................     23.3%        30.0%
Marketing, general and administrative...............  $32,138      $22,255        44%
  Percent of revenue................................     24.0%        32.4%
Research, development and regulatory................  $11,283      $10,258        10%
  Percent of revenue................................      8.4%        14.9%

     Cost of revenues increased in 1998 over the prior year because we sold more systems and provided service to a larger installed base of systems. Marketing, general and administrative expenses increased in several areas in 1998 over the prior year. We expended more money on patent lawsuits and in defending the company in the FTC administrative action. We increased spending on marketing programs directed towards eye care professionals. Incentive compensation based on sales and profit increased due to the growth in those factors in 1998 over the prior year. In research and development, our efforts were directed at improving existing products and developing new capabilities for future products. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries.

     Our interest income increased in 1998 over the prior year because we generated additional cash from operations in 1998 and invested this in interest bearing securities. In June 1998, we agreed with Summit Technology, Inc. ("Summit") to dissolve Pillar Point Partners ("Pillar Point") and paid Summit $35,000,000 to settle all pending disputes and litigation between us.

     Our effective income tax rate for 1998 was 14% because we used losses and tax credits from prior years to reduce taxes otherwise due on income earned in 1998. As of December 31, 1998 we had recorded deferred tax assets reflecting all the tax savings to be generated from our prior losses and tax credits.

QUARTERLY RESULTS OF OPERATIONS

     In the following tables we present selected items from our quarterly financial results ($000's).

                                                                             1999
                                                     -----------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                     -----------   -----------   -----------   -----------
Total revenues.....................................    $53,949       $62,503       $79,668       $75,132
                                                       -------       -------       -------       -------
Operating profit...................................     30,624        33,723        38,354        39,397
Income before provision for income taxes...........     32,506        36,255        41,240        42,945
Provision for income taxes.........................     12,775        14,729        16,497        17,177
                                                       -------       -------       -------       -------
Net income.........................................    $19,731       $21,526       $24,743       $25,768
                                                       =======       =======       =======       =======
Earnings per share, diluted (A)....................    $  0.29       $  0.32       $  0.36       $  0.38
                                                       =======       =======       =======       =======
Shares used for earnings per share, diluted (A)....     68,330        68,185        68,727        68,582
                                                       =======       =======       =======       =======

---------------
(A) All share and per share amounts have been adjusted to give effect for the 2 for 1 stock splits distributed in January and May 1999.

                                                                             1998
                                                     -----------------------------------------------------
                                                     1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                     -----------   -----------   -----------   -----------
Total revenues.....................................    $24,310      $ 31,663       $35,844       $41,933
                                                       -------      --------       -------       -------
Operating profit...................................     10,371        14,424        15,843        18,582
Litigation settlement..............................         --       (35,000)(B)        --            --
Income (loss) before provision (benefit) for income
  taxes............................................     11,792       (19,196)       17,133        20,027
Provision (benefit) for income taxes...............      2,830        (3,867)        2,401         2,802
                                                       -------      --------       -------       -------
Net income (loss)..................................    $ 8,962      $(15,329)      $14,732       $17,225
                                                       =======      ========       =======       =======
Earnings (loss) per share, diluted (A).............    $  0.14      $  (0.25)      $  0.22       $  0.26
                                                       =======      ========       =======       =======
Shares used for earnings (loss) per share, diluted
  (A)..............................................     62,232        60,760        66,188        66,127
                                                       =======      ========       =======       =======

---------------
(A) All share and per share amounts have been adjusted to give effect for the 2 for 1 stock splits distributed in January and May 1999.

(B) In June 1998, we agreed with Summit to dissolve Pillar Point and paid Summit $35,000,000 to settle all pending disputes and litigation between us.

FLUCTUATIONS IN RESULTS

     Our results of operations have varied widely in the past, and they could continue to vary significantly due to a number of factors, including:

     - Patients' and doctors' acceptance of laser vision correction as a preferred means of vision correction;

     - Competition from manufacturers and users of other laser vision correction systems;

     - Introduction of new methods for vision correction which render our products less competitive or obsolete;

     - Changes in prices for our products and services as the result of new developments in our markets;

     - Developments in antitrust litigation to which we are currently a party, including legal actions brought against us by private parties and the legal action pending before the FTC;

     - Developments in patent litigation that we have initiated, particularly to the extent that adverse developments in these proceedings could limit our ability to collect license fees from sellers and users of laser vision correction equipment; and

     - Developments in patent litigation in which we are a defendant, particularly to the extent that adverse developments in these proceedings result in damages being assessed against VISX or render certain of our patents invalid or unenforceable, which would reduce the scope of proprietary protection available to us and could limit our ability to collect license fees from sellers and users of laser vision correction equipment.

     We anticipate that our revenue will be significantly lower in 2000 than in 1999 as a result of the new $100 license fee we began charging in February, 2000. In the future, our revenue may fluctuate significantly. Any shortfall in revenues below expectations would likely have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results. Due to the foregoing factors, we believe that our results of operations in any given period may not be a good indicator of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments ("cash") and working capital were as follows:

                                                                    (000'S)
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash, cash equivalents and short-term investments...........  $258,359    $116,539
Working capital.............................................   303,546     129,008

     Cash increased by $142 million in 1999 due primarily to net income and the exercise of stock options. Approximately $12 million was generated directly from the exercise of stock options, net of repurchases of common stock. In addition, our income tax payments were reduced by approximately $70 million in 1999 as the result of tax deductions arising from exercises of non-qualified stock options and disqualifying dispositions of stock purchased upon the exercise of incentive stock options. This amount was credited directly to additional paid-in capital.

     In 1997 the board of directors authorized management to repurchase up to 8,000,000 shares of VISX common stock. In February 2000 the board of directors replaced this plan with a new authorization for management to repurchase up to 10,000,000 shares of VISX common stock. Through purchases on the open market in accordance with these authorizations and applicable securities laws, we repurchased 4,081,000 shares at a total cost of $39,557,000 from 1997 through 1999. In 2000 we have repurchased 2,940,000 shares at a total cost of $59,486,000 as of March 15, 2000. All share figures reflected in this information on repurchases have been adjusted for the 2 for 1 stock splits we distributed in January and May 1999. Before repurchasing shares, we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

     Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of December 31, 1999 we did not have any borrowings outstanding nor any credit agreements. We believe that our current cash, cash equivalents and short-term investments plus anticipated cash flows from operations will be sufficient to cover our working capital and capital equipment needs at least through the next twelve months.

YEAR 2000 DISCLOSURE

     We evaluated our products and determined that they were year 2000 compliant with one exception: our laser systems did not properly print or store patient report dates for procedures performed in the year 2000 or beyond. We developed software revisions that corrected this problem. These software revisions were made available to all customers and most have had the upgrade installed. We are not aware of any year 2000 problems encountered by customers using our products. In addition, we evaluated our internal information technology systems and installed upgrades, new equipment and software necessary to make our systems year 2000 compliant. We have not encountered any year 2000 related disruptions in our internal information technology systems. Finally, we believe that our significant vendors and service providers are year 2000 compliant and we are not aware that any have experienced disruptions related to year 2000 problems.

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

     - Rated investment grade "A" or higher by the major rating services

     - Can readily be resold for cash

     - Mature no more than 2 years from our date of purchase

     The following table shows the expected cash flows at maturity from our investments in debt securities ($000's).

                                                  2000      2001      2002     2003   2004   BEYOND
                                                --------   -------   -------   ----   ----   ------
Cash equivalents and short-term investments
  (amortized cost as of December 31, 1999)....  $134,334   $91,866   $27,641   $ --   $ --    $ --
Weighted average effective interest rate......       5.6%      6.3%      6.7%    --     --      --

     Foreign Currency Exchange Rate Risk. We sell products in various international markets. Virtually all of these sales are contracted and paid for in U.S. Dollars. As of December 31, 1999 we have no outstanding foreign currency hedge contracts. Accordingly, we have no material foreign currency exchange risk as of December 31, 1999.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB No. 101 as required in the first quarter of 2000 and are evaluating the effect that SAB No. 101 may have on our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VISX, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 25,842    $ 29,870
  Short-term investments....................................   232,517      86,669
  Accounts receivable, net of allowances for doubtful
     accounts of $1,773 and $1,620, respectively............    51,254      27,822
  Inventories...............................................    10,669       6,820
  Deferred tax assets and prepaid expenses..................    29,192      15,457
                                                              --------    --------
          Total current assets..............................   349,474     166,638
PROPERTY AND EQUIPMENT, NET.................................     5,681       4,318
OTHER ASSETS................................................     7,566       5,663
                                                              --------    --------
                                                              $362,721    $176,619
                                                              ========    ========

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  5,156    $  3,682
  Accrued liabilities.......................................    40,772      33,948
                                                              --------    --------
          Total current liabilities.........................    45,928      37,630
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value, 180,000,000 shares
     authorized; 64,890,946 and 62,070,032 shares issued at
     December 31, 1999 and 1998, respectively...............       649         620
  Additional paid-in capital................................   220,049     137,335
  Less: 2,939 and 471,928 common stock treasury shares at
     December 31, 1999 and 1998, respectively, at cost......      (153)     (4,581)
  Accumulated other comprehensive income (loss).............      (947)        188
  Retained earnings.........................................    97,195       5,427
                                                              --------    --------
          Total stockholders' equity........................   316,793     138,989
                                                              --------    --------
                                                              $362,721    $176,619
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
REVENUES:
  System sales..............................................  $ 74,415    $ 40,799    $34,393
  License, service and other revenue........................   196,837      92,951     34,238
                                                              --------    --------    -------
          Total revenues....................................   271,252     133,750     68,631
                                                              --------    --------    -------
COSTS AND EXPENSES:
  Cost of revenues..........................................    57,513      31,109     20,598
  Marketing, general and administrative.....................    56,166      32,138     22,255
  Research, development and regulatory......................    15,475      11,283     10,258
                                                              --------    --------    -------
          Total costs and expenses..........................   129,154      74,530     53,111
                                                              --------    --------    -------
INCOME FROM OPERATIONS......................................   142,098      59,220     15,520
                                                              --------    --------    -------
OTHER INCOME (EXPENSE):
  Interest income...........................................    10,848       5,536      4,999
  Litigation settlement.....................................        --     (35,000)    (4,500)
                                                              --------    --------    -------
     Other income (expense), net............................    10,848     (29,464)       499
                                                              --------    --------    -------
INCOME BEFORE PROVISION FOR INCOME TAXES....................   152,946      29,756     16,019
  Provision for income taxes................................    61,178       4,166      1,922
                                                              --------    --------    -------
NET INCOME..................................................  $ 91,768    $ 25,590    $14,097
                                                              ========    ========    =======
EARNINGS PER SHARE
  Basic.....................................................  $   1.45    $   0.42    $  0.23
                                                              ========    ========    =======
  Diluted...................................................  $   1.35    $   0.39    $  0.22
                                                              ========    ========    =======
SHARES USED FOR EARNINGS PER SHARE
  Basic.....................................................    63,474      61,014     61,716
                                                              ========    ========    =======
  Diluted...................................................    68,119      65,398     63,272
                                                              ========    ========    =======

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                    FOREIGN
                                                    COMMON                         CURRENCY/    COMPRE-   RETAINED    TOTAL
                                           COMMON   STOCK     ADD'L                UNREALIZED   HENSIVE   EARNINGS    STOCK-
                                           SHARES    PAR     PAID-IN    TREASURY    HOLDING     INCOME    (ACCUM.    HOLDERS'
                                           ISSUED   VALUE    CAPITAL     STOCK       GAINS      (LOSS)    DEFICIT)    EQUITY
                                           ------   ------   --------   --------   ----------   -------   --------   --------
BALANCE, DECEMBER 31, 1996...............  61,700    $617    $133,373   $   (462)   $     4               $(34,260)  $ 99,272
Repurchases of common stock..............      --      --          --     (8,307)        --                     --     (8,307)
Exercise of stock options................     286       2      (1,818)     5,327         --                     --      3,511
Common stock issued under the Employee
  Stock Purchase Plan....................      84       1         437         --         --                     --        438
Income tax benefit arising from employee
  stock option plans.....................      --      --       1,239         --         --                     --      1,239
Comprehensive income:
  Net income.............................      --      --          --         --         --     $14,097     14,097     14,097
  Adjustment for unrealized holding gains
    on available-for-sale securities.....      --      --          --         --         49          49         --         49
                                                                                                -------
  Comprehensive income...................                                                       $14,146
                                           ------    ----    --------   --------    -------     =======   --------   --------
BALANCE, DECEMBER 31, 1997...............  62,070     620     133,231     (3,442)        53                (20,163)   110,299
Repurchases of common stock..............      --      --          --    (18,645)        --                     --    (18,645)
Exercise of stock options................      --      --      (5,187)    16,995         --                     --     11,808
Common stock issued under the Employee
  Stock Purchase Plan....................      --      --          15        511         --                     --        526
Income tax benefit arising from employee
  stock option plans.....................      --      --       9,276         --         --                     --      9,276
Comprehensive income:
  Net income.............................      --      --          --         --         --     $25,590     25,590     25,590
  Adjustment for unrealized holding gain
    on available-for-sale securities.....      --      --          --         --        135         135         --        135
                                                                                                -------
  Comprehensive income...................                                                       $25,725
                                           ------    ----    --------   --------    -------     =======   --------   --------
BALANCE, DECEMBER 31, 1998...............  62,070     620     137,335     (4,581)       188                  5,427    138,989
Repurchases of common stock..............      --      --          --    (12,785)        --                     --    (12,785)
Exercise of stock options................   2,789      28       7,070     17,213         --                     --     24,311
Common stock issued under the Employee
  Stock Purchase Plan....................      32       1         761         --         --                     --        762
Income tax benefit arising from employee
  stock option plans.....................      --      --      74,883         --         --                     --     74,883
Comprehensive income:
  Net income.............................      --      --          --         --         --     $91,768     91,768     91,768
  Foreign currency translation
    adjustment...........................      --      --          --         --         68          68         --         68
  Adjustment for unrealized holding loss
    on available-for-sale securities.....      --      --          --         --     (1,203)     (1,203)        --     (1,203)
                                                                                                -------
  Comprehensive income...................                                                       $90,633
                                           ------    ----    --------   --------    -------     =======   --------   --------
BALANCE, DECEMBER 31, 1999...............  64,891    $649    $220,049   $   (153)   $  (947)              $ 97,195   $316,793
                                           ======    ====    ========   ========    =======               ========   ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $  91,768    $  25,590    $  14,097
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................      3,132        2,083        1,854
     Increase (decrease) in cash flows from changes in
       operating assets and liabilities:
       Accounts receivable..............................    (23,432)     (11,344)       1,426
       Inventories......................................     (3,849)      (2,073)       1,101
       Deferred tax and other current assets............    (13,735)     (13,582)      (1,322)
       Other assets.....................................     (2,441)      (4,096)        (191)
       Accounts payable.................................      1,474       (1,771)       3,068
       Accrued liabilities..............................      6,824       19,348       (3,432)
                                                          ---------    ---------    ---------
       Net cash provided by operating activities........     59,741       14,155       16,601
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................     (3,957)      (1,549)      (1,688)
  Short-term investments
     Available-for-sale securities: Purchases...........   (240,322)    (114,900)    (102,024)
                                    Proceeds from
                                    maturities..........     93,271       99,247       95,273
                                                          ---------    ---------    ---------
  Net cash used in investing activities.................   (151,008)     (17,202)      (8,439)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options, including income tax
     benefit............................................    100,024       21,610        5,188
  Repurchases of common stock...........................    (12,785)     (18,645)      (8,307)
                                                          ---------    ---------    ---------
  Net cash provided by (used in) financing activities...     87,239        2,965       (3,119)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....     (4,028)         (82)       5,043
Cash and cash equivalents, beginning of year............     29,870       29,952       24,909
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year..................  $  25,842    $  29,870    $  29,952
                                                          =========    =========    =========

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

     Use of Estimates. In order to prepare financial statements in conformity with generally accepted accounting principles ("GAAP"), we are required to make estimates and assumptions. Examples include estimates of our tax liabilities, the amount of our accounts receivable that we will be able to collect, the potential for inventory obsolescence, or the expenses we will incur to provide service under warranty obligations. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. Our actual results could differ from our estimates.

     Principles of Consolidation. Our consolidated financial statements include the accounts of VISX, Incorporated and its wholly owned subsidiaries (the "Company" or "VISX") after the elimination of significant intercompany accounts and transactions.

     Translation of Foreign Currencies. The local currency is the functional currency for our foreign operations in Japan. Gains and losses from translation of our Japanese foreign operations are included as a component of stockholders' equity. Foreign currency translation gains and losses are recognized in the statement of operations and have not been material.

     Cash, Cash Equivalents and Short-term Investments. Cash equivalents are debt securities that mature within 90 days after we purchase them and can be resold for cash before they mature. Short-term investments are debt securities that mature more than 90 days after we purchase them. Our short-term investments are all classified as current available-for-sale securities because we may sell them before they reach maturity. They are carried at fair market value, with unrealized holding gains and losses, recorded in stockholders' equity. The cost of securities sold is based on the specific identification method.

     Inventories. Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. Inventories consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1999       1998
                                                            -------    ------
Raw Materials and Subassemblies...........................  $ 5,310    $3,183
Work-in-Process...........................................    4,756     2,869
Finished Goods............................................      603       768
                                                            -------    ------
                                                            $10,669    $6,820
                                                            =======    ======

     Property and Equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally two to seven years, or the term of the related lease in the

                      VISX, INCORPORATED AND SUBSIDIARIES
case of leasehold improvements. Property and equipment is stated at cost and consisted of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Furniture and fixtures.....................................  $2,745    $2,313
Machinery and equipment....................................   9,913     6,880
Leasehold improvements.....................................   1,610     1,107
                                                             ------    ------
                                                             14,268    10,300
Less: accumulated depreciation and amortization............  (8,587)   (5,982)
                                                             ------    ------
Property and equipment, net................................  $5,681    $4,318
                                                             ======    ======

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

     Earnings Per Share. Basic earnings per share ("EPS") equals net income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS equals net income available to common shareholders divided by the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
NET INCOME..................................................  $91,768    $25,590    $14,097
                                                              =======    =======    =======
BASIC EARNINGS PER SHARE
  Income available to common shareholders...................  $91,768    $25,590    $14,097
  Weighted average common shares outstanding................   63,474     61,014     61,716
                                                              -------    -------    -------
  Basic earnings per share..................................  $  1.45    $  0.42    $  0.23
                                                              =======    =======    =======
DILUTED EARNINGS PER SHARE
  Income available to common shareholders...................  $91,768    $25,590    $14,097
                                                              -------    -------    -------
  Weighted average common shares outstanding................   63,474     61,014     61,716
  Dilutive potential common shares from stock options.......    4,645      4,384      1,556
                                                              -------    -------    -------
  Weighted average common shares and dilutive potential
     common shares..........................................   68,119     65,398     63,272
                                                              -------    -------    -------
  Diluted earnings per share................................  $  1.35    $  0.39    $  0.22
                                                              =======    =======    =======

     Options to purchase 125,000, 214,000 and 2,700,000 weighted shares outstanding during 1999, 1998 and 1997, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the Company's common stock during those years.

                      VISX, INCORPORATED AND SUBSIDIARIES

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB No. 101 as required in the first quarter of 2000 and are evaluating the effect that SAB No. 101 may have on our financial statements.

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

     Export Revenues. Export revenues accounted for 8%, 12% and 23% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for any of the three years ended December 31, 1999. In the following table we have presented our export revenues by geographic region (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Europe................................................  $ 4,554    $ 3,355    $ 4,140
Americas (excluding the United States)................    3,287      4,810      4,150
Asia and Other........................................   14,640      8,406      7,573
                                                        -------    -------    -------
                                                        $22,481    $16,571    $15,863
                                                        =======    =======    =======

     Major Customers. TLC The Laser Center, Inc. accounted for 12%, 11% and 13% of total revenues in 1999, 1998 and 1997, respectively. Laser Vision Centers, Inc. accounted for 13%, 10% and 7% of total revenues in 1999, 1998 and 1997, respectively. No other customer accounted for 10% or more of sales during any of the three years ended December 31, 1999.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 3. INVESTMENTS

     Investments in securities consisted of the following (in thousands):

                                          DECEMBER 31, 1999                      DECEMBER 31, 1998
                                 ------------------------------------    ----------------------------------
                                                GROSS       AGGREGATE                  GROSS      AGGREGATE
                                 AMORTIZED    UNREALIZED      FAIR       AMORTIZED   UNREALIZED     FAIR
                                   COST      GAIN (LOSS)      VALUE        COST        GAINS        VALUE
                                 ---------   ------------   ---------    ---------   ----------   ---------
SHORT-TERM INVESTMENTS
  Available-for-Sale Securities
     Debt securities of the U.S
       Treasury and U.S.
       government agencies and
       corporations............  $ 97,714      $  (604)     $ 97,110     $ 42,184       $114      $ 42,298
     Debt securities of U.S.
       corporations............   135,818         (411)      135,407       44,297         74        44,371
                                 --------      -------      --------     --------       ----      --------
                                  233,532       (1,015)      232,517       86,481        188        86,669

CASH EQUIVALENTS
  Available-for-Sale Securities
     Debt securities of U.S.
       corporations............    20,309           --        20,309       23,894         --        23,894
                                 --------      -------      --------     --------       ----      --------
          Total investments....  $253,841      $(1,015)     $252,826     $110,375       $188      $110,563
                                 ========      =======      ========     ========       ====      ========

     There were no gross realized gains or losses on available-for-sale securities. All available-for-sale securities held at December 31, 1999 mature within two years of that date.

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Payroll and related accruals.............................  $ 5,869    $ 5,708
Accrued warranty, installation, and training expenses....    6,391      2,941
Accrued royalties........................................    1,850        601
Deposits and deferred revenue............................   10,216     11,603
Accrued sales promotions and distributor commissions.....    5,019      2,668
Accrued income and sales taxes...........................    8,367      7,888
Accrued legal expenses...................................    2,330      1,668
Other....................................................      730        871
                                                           -------    -------
                                                           $40,772    $33,948
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

     We may account for these plans following either Accounting Principles Board Opinion No. 25 ("APB No. 25") or Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"). We have elected to follow APB No. 25 and, accordingly, have recorded no compensation expense associated with these plans. If we had elected to follow SFAS No. 123, we would have recorded compensation expense for

                      VISX, INCORPORATED AND SUBSIDIARIES
options granted under these plans and our net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except per share data).

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                  1999       1998       1997
                                                                 -------    -------    -------
Net Income......................................  As Reported    $91,768    $25,590    $14,097
                                                  Pro Forma..     69,868     18,733      9,281
Diluted Earnings Per Share......................  As Reported    $  1.35    $  0.39    $  0.22
                                                  Pro Forma..       1.03       0.29       0.15

     Under SFAS No. 123 the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.4, 5.4 and 6.0 percent, expected volatility of 68, 51 and 54 percent, no expected dividends, and an expected life of 1.15, 1.70 and 1.05 years beyond the vest date for each year's vesting increment of an option. Since the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Under the Purchase Plan, we may sell up to 2,000,000 shares of common stock to our eligible, full-time employees who do not own 5% or more of our outstanding common stock. Employees can allocate up to 10% of their wages to purchase our stock at 85% of the fair market value of the stock on the first or last day of a six month offering period, whichever is lower. We sold 31,675 shares, 69,680 shares and 84,648 shares in 1999, 1998 and 1997, respectively, and 534,179 shares cumulatively through December 31, 1999. Accordingly 1,465,821 shares are available for grant under the Purchase Plan at December 31, 1999. The weighted average fair market value of shares sold in 1999 was $58.83 per share.

     As of December 31, 1999 we are authorized to grant options for up to 12,678,134 shares under the 1995 Plan and 1,000,000 shares under the Director Plan. We have granted options on 9,933,350 shares and 291,000 shares, respectively, under these two plans through December 31, 1999. Accordingly 3,350,362 and 709,000 shares, respectively, are available for grant under these two plans at December 31, 1999. Under both Plans the option exercise price equals the stock's market price on the date of grant, options generally vest 25% one year after the date of grant and ratably thereafter over three years, and options expire ten years from the date of grant. Options outstanding under the four terminated stock option plans have generally the same eligibility and vesting terms as those described for the 1995 Plan, though no further options may be granted under these terminated plans.

                      VISX, INCORPORATED AND SUBSIDIARIES

     A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented in the following tables. Share amounts are shown in thousands.

                                                              YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------------
                                                 1999                  1998                  1997
                                          -------------------   -------------------   -------------------
                                                    WTD. AVG.             WTD. AVG.             WTD. AVG.
                ACTIVITY                  SHARES    EX. PRICE   SHARES    EX. PRICE   SHARES    EX. PRICE
                --------                  -------   ---------   -------   ---------   -------   ---------
Outstanding, start of year..............    8,308    $ 7.34       7,866     $5.69       6,868     $5.18
Granted.................................    2,048     41.70       3,314      9.36       2,772      5.56
Exercised...............................   (3,499)     7.10      (2,358)     4.93      (1,446)     2.86
Forfeited...............................      (98)    25.30        (514)     6.26        (328)     6.31
                                          -------               -------               -------
Outstanding, end of year................    6,759     17.61       8,308      7.34       7,866      5.69
                                          =======               =======               =======
Exercisable, end of year................    2,229    $11.33       2,736     $5.77       2,716     $5.19
                                          =======               =======               =======
Weighted average fair value per option
  granted...............................  $ 17.16               $  4.27               $  2.19
                                          =======               =======               =======

                                         DECEMBER 31, 1999
                  ---------------------------------------------------------------
                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  -------------------------------------   -----------------------
                                             WTD. AVG.
                             WTD. AVG.      YEARS LEFT               WTD. AVG.
EXERCISE PRICES   SHARES   EXERCISE PRICE   TO EXERCISE   SHARES   EXERCISE PRICE
---------------   ------   --------------   -----------   ------   --------------
$ 1.31 - $  3.97    169        $ 2.89           4.5         169        $ 2.89
  4.04 -    6.09  2,761          5.58           7.7       1,004          5.52
  6.16 -   11.94  1,108          8.55           7.3         557          8.52
 12.00 -   18.72    813         16.72           8.8         168         17.12
 19.70 -   30.50  1,296         30.11           9.2         268         30.27
 30.69 -  101.75    612         67.03           9.4          63         55.58
                  -----                                   -----
$ 1.31 - $101.75  6,759        $17.61           8.1       2,229        $11.33
                  =====                                   =====

NOTE 6. STOCKHOLDERS' EQUITY

     In 1997 the board of directors authorized management to repurchase up to 8,000,000 shares of VISX common stock. In February 2000 the board of directors replaced this plan with a new authorization for management to repurchase up to 10,000,000 shares of VISX common stock. Through purchases on the open market in accordance with these authorizations and applicable securities laws, we repurchased 4,081,000 shares at a total cost of $39,557,000 from 1997 through 1999. In 2000 we have repurchased 2,940,000 shares at a total cost of $59,486,000 as of March 15, 2000. All share figures reflected in this information on repurchases have been adjusted for the 2 for 1 stock splits we distributed in January and May 1999. Before repurchasing shares, we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 7. -- INCOME TAXES

     Our provision for income taxes consisted of the following (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
Current:
  Federal...........................................  $ 60,764    $ 13,929    $ 1,561
  State.............................................    14,340       4,350      1,361
                                                      --------    --------    -------
                                                        75,104      18,279      2,922
                                                      --------    --------    -------
Deferred, net
  Federal...........................................   (11,891)    (12,309)    (1,000)
  State.............................................    (2,035)     (1,804)        --
                                                      --------    --------    -------
                                                       (13,926)    (14,113)    (1,000)
                                                      --------    --------    -------
Net tax provision...................................  $ 61,178    $  4,166    $ 1,922
                                                      ========    ========    =======

     Our provision for income taxes is comprised of the following elements, all expressed as a percentage of income before provision for income taxes.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999      1998      1997
                                                              -----    ------    ------
Statutory Federal income tax rate...........................  35.0%     35.0%     35.0%
State income taxes, net of Federal benefit..................   5.2       5.6       5.8
R&D credit and foreign sales corporation benefit............  (0.2)     (0.7)     (0.6)
Change in valuation allowance...............................    --     (25.9)    (28.2)
                                                              ----     -----     -----
Effective income tax rate...................................  40.0%     14.0%     12.0%
                                                              ====     =====     =====

     We received $171,000 in net income tax refunds during 1999. We paid $1,556,000 and $1,347,000 in income taxes during 1998 and 1997, respectively.

     At December 31, 1999, we had net operating loss carryforwards of approximately $23,900,000 and $9,300,000 available to offset future federal and state taxable income, respectively. Our loss carry forwards expire through the year 2019. The amount of our prior losses that can be used to offset taxable income in future years may be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

                      VISX, INCORPORATED AND SUBSIDIARIES

     Our net deferred income tax assets were as follows (in thousands):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
Net operating loss carryforwards
  Federal...................................................    $ 8,400    $ 4,600
  State.....................................................        800         --
Cumulative temporary differences
  Allowance for doubtful accounts...........................        800        700
  Inventory reserves........................................        900        900
  Warranty reserves.........................................      2,400      1,200
  Accrued sales promotions and commissions..................      1,800        900
  Deferred revenue..........................................      1,700        300
  State income taxes........................................      4,600        900
  Other temporary differences...............................      3,500      3,100
Tax credit carryforwards....................................      3,400      1,800
                                                                -------    -------
Net deferred income tax asset...............................    $28,300    $14,400
                                                                =======    =======

     We believe it is more likely than not that we will generate sufficient taxable income in the future to take full benefit for the federal and state net operating loss carryforwards, the temporary differences, and the tax credit carryforwards. Therefore, in accordance with GAAP we have no valuation allowance. However, given that the laser vision correction industry is still evolving rapidly, we can provide no assurance that our expectation for future taxable income will be realized.

NOTE 8. COMMITMENTS

     We lease facilities and equipment under operating leases that expire through 2003. Our expense under these leases was $1,040,000, $1,027,000 and $990,000 for the years ended December 31, 1999, 1998, and 1997, respectively. We must pay the following minimum payments under these leases. Our future minimum lease commitments, net of subleases, are as follows (all amounts are shown in thousands).

                                                   GROSS     SUBLEASE     NET
                                                   ------    --------    ------
YEAR ENDED DECEMBER 31,
2000...........................................    $1,514     $(625)     $  889
2001...........................................     1,424      (215)      1,209
2002...........................................     1,398        --       1,398
2003...........................................       583        --         583
2004...........................................        --        --          --
Thereafter.....................................        --        --          --
                                                   ------     -----      ------
          Total minimum lease payments.........    $4,919     $(840)     $4,079
                                                   ======     =====      ======

NOTE 9. LITIGATION

PATENT AND ANTITRUST PROCEEDINGS

OVERVIEW

     The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the

                      VISX, INCORPORATED AND SUBSIDIARIES
patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent VISX from manufacturing and selling the VISX System, and therefore could have a material adverse effect on VISX's business, financial position and results of operations.

PATENT LITIGATION: NIDEK AND USERS OF NIDEK LASERS

  United States.

     FEDERAL DISTRICT COURT IN NORTHERN CALIFORNIA. In December 1998, Nidek received approval to market its laser vision correction systems in the United States and VISX filed a lawsuit in the United States District Court in Northern California alleging that Nidek's laser systems infringe VISX United States Patent Nos. 4,718,418, 4,732,148, and 5,711,762 (USDC ND Cal C98-04842). VISX is
seeking injunctive relief and monetary damages in that case. Nidek filed a lawsuit against VISX on March 30, 1999 in the United States District Court in Northern California alleging, among other things, that VISX's use of patents allegedly obtained through inequitable conduct violates certain antitrust laws. This case was consolidated with VISX's action against Nidek for patent infringement. The consolidated case was stayed by the court during 1999 pending the outcome of the International Trade Commission decision described below and is now in the early stages of discovery.

     In February 2000, the four lawsuits filed during 1999 by VISX against certain users of Nidek laser systems were transferred to Multi-District Litigation in the United States District Court in Northern California (MDL Docket No. 1319, the "California MDL") for the purpose of consolidating them with the actions between VISX and Nidek for pre-trial proceedings. In these cases (captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, MD (USDC ED Mich 99-60139); VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al (USDC SD Cal 99 CV 1029L); and VISX, Incorporated v. Antoine L. Garabet et al. (USDC CD Cal 99-05284)), VISX has alleged, among other things, that the defendants' use of the Nidek laser system infringes one or more of VISX's patents and is seeking an injunction against the defendants prohibiting the use of the Nidek laser system and monetary damages. The defendants in these actions have filed counterclaims seeking, among other things, a declaration of non-infringement, invalidity and unenforceability of the patents asserted. Discovery and pretrial proceedings is ongoing in these actions. We do not anticipate that any of these cases involving Nidek or users of Nidek's laser system will go to trial before the year 2001.

     Adverse determinations in any of these suits could limit VISX's ability to collect equipment and use royalties in the United States from Nidek as well as from other sellers of and users of laser vision correction systems. Any such adverse determination could have a material adverse effect on VISX's license revenues and therefore its business, financial position and results of operations.

     INTERNATIONAL TRADE COMMISSION. Trial in the International Trade Commission
(ITC) investigation of Nidek and its United States subsidiaries based on the complaint filed with the ITC by VISX in January 1999 (Investigation No. 337-TA-419) took place in August 1999. In this case, VISX sought an order of the ITC prohibiting the importation, sale and service of the Nidek laser system and its component parts in the United States on the basis that Nidek and its United States subsidiaries had violated Section 337 of the Tariff Act of 1930, as amended, by infringing certain VISX patents. Nidek denied infringement and challenged the validity and enforceability of the two VISX patents asserted in the case. The ITC

                      VISX, INCORPORATED AND SUBSIDIARIES
administrative law judge issued an initial determination on December 6, 1999 finding that Nidek and its United States subsidiaries had not violated Section 337 of the Tariff Act of 1930, as amended. VISX and the ITC's Office of Unfair Import Investigations, a third party in the case representing the government and the public interest, petitioned the full Commission requesting review of the initial determination.

     The Commission granted review with respect to certain findings of the Initial Determination, however, on March 6, 2000 the Commission issued a Notice that it had determined that Nidek had not violated Section 337 of the Tariff Act of 1930, as amended. The Commission concluded the Nidek laser system does not infringe the VISX patents at issue in the proceeding and that VISX does not practice those patents. The Commission took no position with respect to the Initial Determination findings regarding the validity and enforceability of VISX's U.S. Patent No. 5,711,762. The Commission did not review the findings of the ITC administrative law judge with respect to VISX's U.S. Patent No. 4,718,418 (the "'418 patent"). The administrative law judge's ruling upholding the enforceability of the '418 patent but finding that it was not infringed by the Nidek laser system therefore becomes the final determination of the Commission. The decisions of the administrative law judge and the Commission are not binding on any other court, however, parties may attempt to introduce them in other litigation involving VISX's patents. The Commission's determination is subject to review by the United States Court of Appeals for the Federal Circuit and VISX may appeal all or a portion of the decision.

 International.

     VISX is a party to patent-related litigation against Nidek in Canada and France. These proceedings, which allege patent infringement by Nidek and certain of its distributors and customers, were filed by VISX in February 1994 (Canada) and May 1997 (France). The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. Trial in the Canadian proceeding took place in September 1999 and in December 1999 the Canadian federal court ruled that Nidek and the other defendants had not infringed the VISX patents asserted in the case. The court found that those patents were valid despite the defendants' claims to the contrary. VISX, Nidek and the other defendants have filed appeals of this decision. The proceeding in France is currently in the pleading stage. It is not possible to predict the final outcome of either case. Adverse determinations in one or both of these lawsuits could limit VISX's ability to collect royalties in certain markets. Any such adverse determination could therefore adversely affect VISX's future results of operations.

PATENT LITIGATION: LASERSIGHT

     In November 1999, after LaserSight received approval from the FDA to market its system for laser vision correction, VISX filed an action alleging that LaserSight had infringed the '418 patent in United States District Court in Delaware (USDC Del. 99-789). This suit was stayed pending licensing discussions between the parties. In February 2000, LaserSight terminated the licensing discussions and filed a lawsuit against VISX in the same District Court seeking a declaration of non-infringement and invalidity of the '418 patent and alleging that VISX infringes LaserSight's U.S. Patent No. 5,630,810 (USDC Del. 00-059). Both parties are seeking damages and injunctive relief. Discovery has not commenced and it is too early to predict the outcome of these cases. However, adverse determinations in one or both of these lawsuits could give rise to monetary damages, could limit VISX's ability to collect license fees, and could prevent VISX from manufacturing and selling the VISX System, any of which, in turn, could have a material adverse effect on VISX's business, financial position and results of operations.

PATENT LITIGATION: OTHER

     In July 1997, John Taboada filed a complaint in the United States District Court for the Western District of Texas against Stephen L. Trokel, VISX, VISX Partner, Summit Partner, and Pillar Point

                      VISX, INCORPORATED AND SUBSIDIARIES

Partners (USDC West. Dist. Tex. SA-97-CA-794-FB). Trial in this case has been set for June 5, 2000. Taboada seeks a declaration that he is either the sole inventor or a joint inventor of VISX's United States Patent No. 5,108,388 (the
" '388 patent") which names Dr. Trokel as the inventor. Taboada also seeks to recover royalties received by VISX for the '388 patent, charges defendants with infringement of the '388 patent, charges violations of the Lanham Act, claims breach of contract, and seeks monetary damages and injunctive relief. Taboada has also filed pleadings in the United States District Court for the District of Columbia requesting that the reexamination of the '388 patent currently pending in the U.S. Patent and Trademark Office be stayed pending the outcome of the case in Texas (USDC CA 00-421). VISX believes that Taboada's complaint and the request for stay of the reexamination are without merit and intends to vigorously defend against them, however, there can be no assurance as to the outcome of the case. An adverse determination in this case could give rise to monetary damages, could limit VISX's ability to collect license fees, and could prevent VISX from manufacturing and selling the VISX System, any of which, in turn, could materially adversely affect VISX's business, financial position and results of operations.

FEDERAL TRADE COMMISSION PROCEEDINGS

     On March 24, 1998 the Federal Trade Commission ("FTC") filed an administrative complaint (Docket No. 9286) challenging the existence of Pillar Point and challenging the enforceability of certain patents owned by VISX. On July 8, 1998 VISX reached a settlement with the FTC and entered into a consent decree regarding the dissolution of Pillar Point. On March 4, 1999 the FTC entered an order finalizing that consent decree. The consent decree did not address the portion of the FTC's complaint directed towards the enforceability of certain VISX patents. On June 4, 1999 the FTC released the initial decision of its administrative law judge dismissing the remaining portions of the FTC's complaint against VISX. On June 21, 1999 the FTC attorneys filed notice that they would appeal the judge's decision to the full Commission. On December 1, 1999, the FTC attorneys filed a conditional motion to dismiss the FTC's complaint. The Commission has not yet ruled on the FTC's motion. Although we believe the FTC's claims in this case are unfounded and we will continue to vigorously defend the enforceability of our patents, it is not possible to predict the outcome of this appeal proceeding. A determination by the FTC Commissioners that certain of our patents are unenforceable could reduce the breadth of our patent coverage. This, in turn, could have a material adverse effect on our business, financial position and results of operation.

ANTITRUST CLASS ACTIONS

     Since the commencement of the FTC administrative proceeding on March 24, 1998, a large number of purported class actions have been filed against VISX, Summit and, in some cases, also against their affiliates, VISX Partner, Inc., Summit Partner, Inc., and Pillar Point, a now-dissolved partnership between VISX Partner and Summit Partner. These actions allege, among other things, violations of various state and federal antitrust and unfair competition laws. These cases can be divided into two categories based on the type of class alleged: one on behalf of purported classes of patients, and the other on behalf of purported classes of direct purchasers.

  Patient Class Actions

     Several actions filed in California state court on behalf of purported classes of patients have been consolidated into one case in Santa Clara County Superior Court captioned In re PRK/LASIK Consumer Litigation, No. CV772894 ("In re PRK") filed on June 12, 1998 naming VISX, VISX Partner, Inc., Summit, and Summit Partner, Inc. as defendants. The plaintiffs in the consolidated action allege violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) on behalf of a putative nationwide class of patients. On May 12, 1999, the court entered an order to which the parties had stipulated conditionally certifying that the class shall include patients in 17 states and the District of Columbia. Discovery is ongoing in this action.

                      VISX, INCORPORATED AND SUBSIDIARIES

     In addition to the In re PRK action pending in California, we have been named in several duplicative actions in other states on behalf of purported classes of patients:

     Florida. In Marks v. Summit Technology Inc., et al., filed on April 27, 1998 in Florida state court, plaintiff brought suit on behalf of a purported class of patients in several states alleging violations of the Florida antitrust and unfair competition laws. On December 15, 1999, the Marks case was stayed pending the final resolution of the In re PRK action in Santa Clara County, California.

     Wisconsin. Worcester v. Summit Technology, Inc. et al. was filed on June 11, 1998 in Wisconsin state court on behalf of a purported class of Wisconsin patients alleging violations of the Wisconsin antitrust and unfair competition laws. The Worcester action was removed to federal court and transferred in December 1998 to the Multi-District Litigation pending in Arizona described below.

     The action on behalf of a purported class of patients captioned Karen Frankson et al. v. Pillar Point Partners et al., filed on January 4, 1999 in Wisconsin state court, was removed to federal court and transferred to the Multi-District Litigation pending in Arizona described below. On February 23, 2000, the MDL court entered an order dismissing the Frankson action without prejudice.

     Minnesota. In May 1999, Brisson v. Summit Technology, Inc., VISX, Inc., Summit Partner, Inc., VISX Partner, Inc. and Pillar Point Partners was filed by plaintiff on behalf of a purported class of Minnesota patients alleging violations of Minnesota antitrust laws, seeking unspecified damages and injunctive relief.

     In May 1999, another Minnesota action was filed, captioned Castino v. VISX, Inc. and Summit Technology, Inc. (USDC Minn. 99-861). The Castino case, which was filed on behalf of a purported class of patients in several states alleging violations of the antitrust and unfair competition laws of those states, was dismissed on July 12, 1999 pursuant to plaintiff's unopposed motion for voluntary dismissal without prejudice.

  Direct Purchaser Class Actions Filed in Federal Court

     In addition to the state court actions, a number of purported class actions alleging violations of federal antitrust laws on behalf of a purported class of direct purchasers have been filed in federal court against VISX, Summit, and, in some cases, Pillar Point. All of these actions have been transferred to the Multi-District Litigation in Arizona described below. In October 1998, the Federal District Court in the District of Arizona, the location of the Multi-District Litigation, entered an order for consolidation of these class actions into a case captioned The Antitrust Class Actions (USDC AZ Oct. 21,
1998). Plaintiffs have moved for certification of a nationwide class of direct purchasers who paid per procedure license fees to VISX or Summit. Plaintiffs' motion to certify the class is currently pending, and discovery is ongoing.

     In each of the antitrust class actions described above the plaintiffs are seeking unspecified damages and injunctive relief for alleged violations of state and/or federal antitrust laws. Although we believe we have meritorious defenses to the claims presented in these actions and intend to defend them vigorously, it is too early to estimate their outcome. There can be no assurances that VISX will prevail in any of these antitrust class actions. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's business, financial position and future results of operations.

MULTI-DISTRICT LITIGATION INVOLVING PILLAR POINT PARTNERS

     On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. However, Pillar Point continues to be a party in a number of cases. VISX and

                      VISX, INCORPORATED AND SUBSIDIARIES

Summit share Pillar Point's ongoing litigation expenses and each pursues its own interests in the pending litigation.

     To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point, a number of cases have been transferred to Multi-District Litigation in the Federal District Court in the District of Arizona for pretrial proceedings under the caption In re Pillar Point Partners Antitrust and Patent Litigation (MDL No. 1202, the "Arizona MDL"). In addition to the antitrust class actions described above, the following cases are pending in the Arizona MDL:

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

     Freedom Vision Laser Center, LP v. VISX, Incorporated et al. On May 28, 1999, Freedom Vision Laser Center filed an action on behalf of certain physicians, which has been transferred to the Arizona MDL. In that case, the plaintiffs allege, among other things, violations of federal and state antitrust laws and are seeking unspecified damages and injunctive relief.

     Although we believe we and Pillar Point have meritorious defenses to the claims presented in these actions and we intend to defend them vigorously, it is too early to estimate their outcome. There can be no assurances that VISX or Pillar Point will prevail in any of these actions. Adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's business, financial position and results of operations.

UNFAIR COMPETITION ACTION FILED IN CALIFORNIA STATE COURT

     On January 24, 2000, a case captioned Antoine L. Garabet, M.D. and Abraham
v. Shammas, M.D. v. Summit Technology, Inc. and VISX (CV 787359) was filed in Superior Court for Santa Clara County, California. Plaintiffs brought this action purportedly on behalf of the public under Section 17200 of the Business and Professions Code, California's unfair competition law. The complaint alleges various purportedly anticompetitive activities, similar to the allegations made in the antitrust class actions described above. Plaintiffs seek injunctive relief, disgorgement of profits, a constructive trust, and attorneys' fees. This action has only recently been filed and it is therefore too early to make an assessment of the merits of the case and the financial consequences of an adverse decision in the case.

                      VISX, INCORPORATED AND SUBSIDIARIES

SECURITIES CLASS ACTIONS

     VISX and certain of its officers have been named as defendants in several substantially similar securities class action lawsuits filed in February and March 2000 in the United States District Court for the Northern District of California. The plaintiffs in these actions purport to represent a class of all persons who purchased VISX's common stock between March 1, 1999 and February 22, 2000. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. VISX expects the Court to appoint a lead plaintiff and consolidate the complaints in the near future.

     VISX believes that the complaints are without merit and intends to defend against them vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that these suits will be resolved favorably to VISX or will not have a material adverse effect on VISX's financial position.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VISX, Incorporated:

     We have audited the accompanying consolidated balance sheets of VISX, Incorporated (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

San Jose, California
January 17, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISX

     The information required by this Item 10 regarding directors of VISX is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in VISX's definitive Proxy Statement (the "2000 Proxy Statement") to be filed with the SEC and relating to its Annual Meeting of Stockholders to be held on May 19, 2000.

     The principal executive officers of VISX are:

             NAME                AGE                           POSITION
             ----                ---                           --------
Mark B. Logan..................  61    Chairman of the Board and Chief Executive Officer
Elizabeth H. Davila............  55    President and Chief Operating Officer
Derek A. Bertocci..............  46    Vice President, Controller
Carol F.H. Harner, Ph.D. ......  56    Vice President, Research and Development
Frances L. Henville-Shannon....  50    Vice President, Human Resources
Kina Lamblin...................  32    Vice President, General Counsel and Secretary
James W. McCollum..............  46    Vice President, Marketing and Sales
Timothy R. Maier...............        Executive Vice President, Chief Financial Officer and
                                 51    Treasurer
David M. Patino................  55    Vice President, Regulatory and Clinical Affairs
Douglas H. Post................  48    Vice President, Operations and Customer Support

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

     Derek A. Bertocci. Mr. Bertocci has been Vice President, Controller since December 1998. He served as Controller from November 1995 until December 1998. Prior to joining VISX, Mr. Bertocci was Controller for Time Warner Interactive from 1993 to 1995 and Controller and Assistant Treasurer for Datron Systems, Inc. from 1987 to 1993.

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

     Frances L. Henville-Shannon. Ms. Henville-Shannon has been Vice President, Human Resources since June 1998. From March 1997 until June of 1998, Ms. Henville-Shannon held the position of Senior Human Resources Business Partner/Director at Fairchild Semiconductor. Fairchild is a spin off from National Semiconductor Corporation where Ms. Henville-Shannon had been employed since April 1992, with her last position as Human Resources Director. Prior to National Semiconductor Corporation, Ms. Henville-Shannon held various human resources positions (including the areas of compensation, operations, staffing, and benefits) during her eleven years with Xerox Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 regarding compensation of VISX's directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 2000 Proxy Statement sections "Further Information Concerning the Board of Directors -- Director Compensation" and "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of VISX is incorporated into this item by reference to the 2000 Proxy Statement section "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 regarding certain relationships and related transactions with management of VISX is incorporated into this item by reference to the 2000 Proxy Statement sections "Further Information Concerning the Board of Directors" and "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 1999:

FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets.................................   24
Consolidated Statements of Operations.......................   25
Consolidated Statements of Stockholders' Equity.............   26
Consolidated Statements of Cash Flows.......................   27
Notes to Consolidated Financial Statements..................   28
Report of Independent Public Accountants....................   42

     2. The following financial statement schedule is filed as part of this report:

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

     3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(b) REPORTS ON FORM 8-K.
Two reports on Form 8-K were filed during the fourth quarter of 1999:

          (1) Form 8-K filed on December 16, 1999 under Item 5 (Other Events) to which we attached a copy of a VISX Press Release dated December 6, 1999 entitled Initial Determination Issued by International Trade Commission.

          (2) Form 8-K filed on December 22, 1999 under Item 5 (Other Events) regarding the December 17, 1999 ruling of the Canadian Federal Court in the case captioned VISX v. Nidek Co., Ltd.

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

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                      BALANCE        CHARGED TO                     BALANCE
                                                         AT      -------------------                  AT
                                                      START OF   COSTS &     OTHER                  END OF
                    DESCRIPTION                        PERIOD    EXPENSES   ACCOUNTS   DEDUCTIONS   PERIOD
                    -----------                       --------   --------   --------   ----------   -------
Year Ended December 31, 1997
Allowance for bad debts.............................   $ 600       $253       $ --        $39       $  814
Year Ended December 31, 1998
Allowance for bad debts.............................     814        810         --          4        1,620
Year Ended December 31, 1999
Allowance for bad debts.............................    1620        166         --         13        1,773

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

Date: March 24, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
            PRINCIPAL EXECUTIVE OFFICER:

                  /s/ MARK B. LOGAN                    Chairman of the Board, Chief     March 24, 2000
-----------------------------------------------------  Executive Officer and Director
                    Mark B. Logan

            PRINCIPAL FINANCIAL OFFICER:

                /s/ TIMOTHY R. MAIER                   Executive Vice President, Chief  March 24, 2000
-----------------------------------------------------  Financial Officer and Treasurer
                  Timothy R. Maier

            PRINCIPAL ACCOUNTING OFFICER:

                /s/ DEREK A. BERTOCCI                  Vice President, Controller       March 24, 2000
-----------------------------------------------------
                  Derek A. Bertocci

               /s/ ELIZABETH H. DAVILA                 President, Chief Operating       March 24, 2000
-----------------------------------------------------  Officer and Director
                 Elizabeth H. Davila

                /s/ GLENDON E. FRENCH                  Director                         March 24, 2000
-----------------------------------------------------
                  Glendon E. French

                /s/ JOHN W. GALIARDO                   Director                         March 24, 2000
-----------------------------------------------------
                  John W. Galiardo

                  /s/ JAY T. HOLMES                    Director                         March 24, 2000
-----------------------------------------------------
                    Jay T. Holmes

               /s/ RICHARD B. SAYFORD                  Director                         March 24, 2000
-----------------------------------------------------
                 Richard B. Sayford

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
    10.18*+   Settlement Agreement dated June 17, 1997 (previously filed as Exhibit 99.1 to Current Report on Form 8-K dated June 17,
              1997)
    10.19*+   Settlement and Dissolution Agreement dated June 4, 1998
              filed as an exhibit to VISX's Form 8-K filed June 23, 1998 and From 8-K/A filed July 28, 1999.
    21.1      Subsidiaries
    23.1      Consent of Independent Public Accountants
    27.1      Financial Data Schedule (EDGAR-filed version only)

---------------
* Previously filed.

+ Confidential Treatment has been requested and granted for certain portions of this exhibit.