Form 10-Q
period 2000-03-31
VISX INC
filed 2000-05-15
CIK 837991

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                        ---------------------------------

                                    FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ______

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

           3400 CENTRAL EXPRESSWAY, SANTA CLARA, CALIFORNIA 95051-0703
           -----------------------------------------------------------
            (Address of principal executive offices)        (Zip Code)

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


Total number of shares of common stock outstanding as of April 30, 2000:
60,736,894

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
PART I.           FINANCIAL INFORMATION

         ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                  Condensed Consolidated Interim Balance Sheets as                                     3
                  of March 31, 2000 and December 31, 1999

                  Condensed Consolidated Interim Statements of Operations for the Three Months         4
                  Ended March 31, 2000 and 1999

                  Condensed Consolidated Interim Statements of Cash Flows for the Three Months         5
                  Ended March 31, 2000 and 1999

                  Notes to Condensed Consolidated Interim Financial Statements                         6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

                  Overview                                                                             8

                  Results of Operations                                                                8

                  Liquidity and Capital Resources                                                      9

                  Business Risks and Fluctuations in Quarterly Results                                10

PART II           OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                                                   11

         ITEM 6.  Exhibits and Reports on Form 8-K                                                    12

      SIGNATURES                                                                                      13

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                              March 31,    December 31,
                                                                                2000          1999
                                                                              ---------     ---------
                                                                             (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ..............................................  $  24,979     $  25,842
    Short-term investments .................................................    193,949       232,517
    Accounts receivable, net of allowance for doubtful accounts
      of $2,344 and $1,773, respectively ...................................     41,594        51,254
    Inventories ............................................................     10,648        10,669
    Deferred tax assets and prepaid expenses ...............................     16,767        29,192
                                                                              ---------     ---------
       Total current assets ................................................    287,937       349,474

PROPERTY AND EQUIPMENT, NET ................................................      5,224         5,681
LONG TERM DEFERRED TAX ASSETS & OTHER ASSETS ...............................     24,395         7,566
                                                                              ---------     ---------
                                                                              $ 317,556     $ 362,721
                                                                              =========     =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable .......................................................  $  14,057     $   5,156
    Accrued liabilities ....................................................     41,373        40,772
                                                                              ---------     ---------
       Total current liabilities ...........................................     55,430        45,928
                                                                              ---------     ---------

STOCKHOLDERS' EQUITY:
    Common stock:
      $.01 par value, 180,000,000 shares authorized;
      64,990,089 and 64,890,946 shares issued, respectively ................        650           649
    Additional paid-in capital .............................................    221,238       220,049
    Treasury stock, at cost:  3,872,674 and 2,939 shares, respectively .....    (75,276)         (153)
    Accumulated comprehensive income (loss) ................................     (1,239)         (947)
    Retained earnings ......................................................    116,753        97,195
                                                                              ---------     ---------
        Total stockholders' equity .........................................    262,126       316,793
                                                                              ---------     ---------
                                                                              $ 317,556     $ 362,721
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

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              Three months ended
                                                                   March 31,
                                                          --------------------------
                                                            2000              1999
                                                          -------            -------
                                                                  (unaudited)
REVENUES:
    System sales .............................            $19,877            $11,914
    License, service and other revenues ......             44,120             42,035
                                                          -------            -------
      Total revenues .........................             63,997             53,949
                                                          -------            -------

COSTS AND EXPENSES:
    Cost of revenues .........................             16,969             10,597
    Marketing, general and administrative ....             14,588              9,093
    Research, development and regulatory .....              3,510              3,635
                                                          -------            -------
      Total costs and expenses ...............             35,067             23,325
                                                          -------            -------

INCOME FROM OPERATIONS .......................             28,930             30,624

    Interest and other income ................              3,667              1,882
                                                          -------            -------

INCOME BEFORE PROVISION FOR INCOME TAXES .....             32,597             32,506
    Provision for income taxes ...............             13,039             12,775
                                                          -------            -------

NET INCOME ...................................            $19,558            $19,731
                                                          =======            =======

EARNINGS PER SHARE
    Basic ....................................            $  0.31            $  0.32
                                                          =======            =======
    Diluted ..................................            $  0.30            $  0.29
                                                          =======            =======

SHARES USED FOR EARNINGS PER SHARE
    Basic ....................................             63,617             62,135
                                                          =======            =======
    Diluted ..................................             66,147             68,329
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

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                              -----------------------------
                                                                                                2000                 1999
                                                                                              --------             --------
                                                                                                       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...................................................................            $ 19,558             $ 19,731
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .............................................                 928                  708
       Increase (decrease) in cash flows from changes in operating assets and liabilities:
           Accounts receivable ...................................................               9,660               (3,050)
           Inventories ...........................................................                  21               (1,399)
           Current deferred tax assets and prepaid expenses ......................              12,425                  549
           Long term deferred tax assets & other assets ..........................             (16,964)                (260)
           Accounts payable ......................................................               8,901                3,883
           Accrued liabilities ...................................................                 600                 (327)
                                                                                              --------             --------
       Net cash provided by operating activities .................................              35,129               19,835
                                                                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .........................................................                (336)              (1,283)
    Purchase of short-term investments ...........................................                  --              (44,743)
    Proceeds from maturities and sales of short-term investments .................              38,297               22,520
                                                                                              --------             --------
       Net cash provided by (used in) investing activities .......................              37,961              (23,506)
                                                                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options, including income tax benefit ......................               2,199               18,220
    Repurchase of common stock ...................................................             (76,152)                (957)
                                                                                              --------             --------
       Net cash provided by (used in) financing activities .......................             (73,953)              17,263
                                                                                              --------             --------

Net increase (decrease) in cash and cash equivalents .............................                (863)              13,592
Cash and cash equivalents, beginning of period ...................................              25,842               29,870
                                                                                              --------             --------
Cash and cash equivalents, end of period .........................................            $ 24,979             $ 43,462
                                                                                              ========             ========

  The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1. BASIS OF PRESENTATION:

        We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Please read our 1999 Annual Report and Form 10-K to gain a more complete understanding of these interim financial statements.

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

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      --------------------------
                                                                                       2000               1999
                                                                                      -------            -------
NET INCOME ...............................................................            $19,558            $19,731
                                                                                      =======            =======

BASIC EARNINGS PER SHARE
  Income available to common shareholders ................................            $19,558            $19,731
  Weighted average common shares outstanding .............................             63,617             62,135
                                                                                      -------            -------

  Basic Earnings Per Share ...............................................            $  0.31            $  0.32
                                                                                      =======            =======

DILUTED EARNINGS PER SHARE
  Income available to common shareholders ................................            $19,558            $19,731
                                                                                      -------            -------

  Weighted average common shares outstanding .............................             63,617             62,135
  Dilutive potential common shares from stock options ....................              2,530              6,194
                                                                                      -------            -------

  Weighted average common shares and dilutive potential common shares ....             66,147             68,329
                                                                                      -------            -------

  Diluted Earnings Per Share .............................................            $  0.30            $  0.29
                                                                                      =======            =======

        Options to purchase 1,850,000 shares and 2,000 shares during the three month periods ended March 31, 2000 and 1999, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during these periods.

3. INVENTORIES (in thousands):

                                                        March 31,        December 31,
                                                          2000              1999
                                                        -------            -------
                                                      (unaudited)
Raw materials and subassemblies ............            $ 5,584            $ 5,310
Work in process ............................              4,654              4,756
Finished goods .............................                410                603
                                                        -------            -------
  Total ....................................            $10,648            $10,669
                                                        =======            =======


4. COMPREHENSIVE INCOME (in thousands):

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                    -----------------------------
                                                                                      2000                 1999
                                                                                    --------             --------
NET INCOME .............................................................            $ 19,558             $ 19,731

OTHER COMPREHENSIVE INCOME
  Change in unrealized holding gains (losses) on available-for-sale ....                (272)                (129)
      securities
  Change in accumulated foreign currency translation adjustment ........                 (20)                   3
                                                                                    --------             --------

COMPREHENSIVE INCOME ...................................................            $ 19,266             $ 19,605
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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. It provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB No. 101 would result in a change from the established practice in many industries of recognizing revenue at the time of shipment of a system, and instead would delay recognition until the time of installation. A change in revenue recognition reporting practices could have a material affect on revenue in any particular reporting period. We will adopt SAB No. 101 as required in the second quarter of 2000 and are evaluating the effect that SAB No. 101 may have on our financial statements.


6. SUBSEQUENT EVENTS

        On May 4, 2000 we reported the settlement of a number of litigation matters: (1) antitrust and patent claims between VISX and Jon Dishler, et al.,
(2) the action filed by John Taboada against Stephen Trokel, VISX, et al., and
(3) an action filed by a group of former clinical investigators of the system made by Taunton Technologies Corporation. In connection with these settlements, VISX paid a total of approximately $12 million or $0.12 per share in one-time payments and related costs and fees. Please see Part II, Item 1 - Legal Proceedings in for a more detailed discussion of these matters.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In our Management's Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations. We have described our business and the challenges and risks we may face in the future in Items 1 and 3 of our 1999 Annual Report and Form 10-K and under "Business Risks and Quarterly Fluctuations" below. Please read these items carefully.

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

        The laser vision correction industry is evolving rapidly. New developments and changes in market conditions frequently affect VISX and could harm our business in the future. We may face increased competition from manufacturers and users of other laser vision correction systems or new competition from non-laser methods for correcting a person's vision. Patients' and doctors' desire for laser vision correction using VISX Systems may not grow or may decline in the future. Prices for our products and services may change as the result of new developments in our market. Due to adverse determinations in current and future patent and antitrust litigation, damages may be assessed against us and we may not be able to enforce our current patent rights or collect license fees. All of these factors could cause orders and revenues for VISX Systems and VisionKey(R) cards to fluctuate or even decline. Accordingly, our past results may not be useful in predicting our future results.

RESULTS OF OPERATIONS

                                                           Three Months Ended March 31,
                                                  -----------------------------------------------
REVENUES   (000's)                                 2000                1999               Change
--------------------------------------            -------             -------             -------
System sales .........................            $19,877             $11,914                  67%
     Percent of total revenues .......               31.1%               22.1%
License, service & other revenues ....             44,120              42,035                   5%
     Percent of total revenues .......               68.9%               77.9%
Total ................................            $63,997             $53,949                  19%

        In the first quarter of 2000 we sold 86 laser systems as compared to 51 in the comparable period of the prior year. Average selling prices were largely unchanged. In the U.S. we sold 47 laser systems in the first quarter of 2000 as compared to 40 in the comparable period of the prior year. In international markets we sold 39 laser systems in 2000 as compared to 11 in the prior year. This growth in international markets was due to long term development efforts such as hiring new distributors in recent years and expanding market support programs.

        In the United States our customers purchased approximately 40% more VisionKey(R) cards for laser vision correction surgery in the first quarter of 2000 than in the comparable period of 1999. The license fees associated with these cards generated most of the increase in license, service and other revenues in 2000 over 1999. We believe that card purchases increased because laser vision correction has grown more popular with consumers. However, based on our analysis of sales data and developments in the U.S. laser vision correction market, we concluded that consumers' concerns about pricing of laser vision correction was dampening the industry's potential for growth. In an effort to address these concerns and to help broaden the appeal for laser vision correction, on February 22, 2000 we reduced our U.S. license fee by 60% to $100 per procedure from the $250 fee we had previously charged since we first entered the U.S. market in 1996. This change caused license, service and other revenue to grow only marginally from the prior year, despite the 40% increase in the quantity of VisionKey(R) cards sold in the U.S. While we expect that our license fee reduction will result in a significant decline in license revenue, as well as total revenue, for the remainder of 2000 as compared to the corresponding periods of 1999, we believe the reduced fee will help promote faster growth of laser vision correction procedures performed using VISX Systems in the U.S. We cannot, however, predict with certainty when or whether growth in procedures will offset the decline in procedure fee, nor even that procedures will increase.

                                                          Three Months Ended March 31,
                                               ------------------------------------------------
COSTS & EXPENSES   (000's)                       2000                   1999             Change
-----------------------------------            ---------             ---------           ------
Cost of revenues ..................            $  16,969             $  10,597              60%
     Percent of total revenues ....                 26.5%                 19.6%
Marketing, gen'l and admin ........               14,588                 9,093              60%
     Percent of total revenues ....                 22.8%                 16.9%
R&D and regulatory ................                3,510                 3,635              (3)%
     Percent of total revenues ....                  5.5%                  6.7%

        Cost of revenues increased in the first quarter of 2000 over the comparable period of the prior year because we sold more systems and serviced a larger installed base of systems. Marketing, general and administrative expenses grew in the first quarter of 2000 over the comparable period of the prior year due to a variety of factors. We increased spending on marketing programs targeted towards consumers. Further, our legal expenses were higher due to patent litigation with Nidek Co., Ltd., including proceedings before the International Trade Commission, and other patent matters. We focused our research and development on three areas: new capabilities for the VISX STAR Excimer Laser platform, development of new products such as our WaveScan(TM) Wavefront System, and research into new technologies. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries.

        Interest income increased because we have generated cash from operations over the past 12 months and have invested this in additional interest bearing securities. We have accrued income taxes based on our expected effective income tax rate for all of 2000, net of credits anticipated.


LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                                            (000's)
                                                               ------------------------------------
                                                               March 31, 2000     December 31, 1999
                                                               --------------     -----------------
Cash, cash equivalents and short-term investments ....            $218,928            $258,359
Working capital ......................................             232,507             303,546

        Cash decreased by $39 million in the first quarter months of 2000 because the $35 million we generated from operations was more than offset by the $76 million we spent to repurchase 3.9 million shares of VISX stock on the open market.

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


BUSINESS RISKS AND FLUCTUATIONS IN RESULTS

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

        We anticipate that our revenue will be significantly lower in 2000 than in 1999 as a result of the new $100 license fee we began charging in February, 2000. In the future, our revenue may fluctuate significantly. Any shortfall in revenues below expectations would likely have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results. We devote significant resources to research and development. We anticipate that the resulting new products and capabilities will be well received by customers and generate future revenue, however the actual results may vary from expectations. Due to the foregoing factors, we believe that our results of operations in any given period may not be a good indicator of our future performance.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no material changes during the three months ended March 31, 2000 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        VISX is engaged in numerous legal proceedings. Generally, the litigation and other proceedings center on the validity or enforceability of VISX's patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent VISX from manufacturing and selling the VISX System, and therefore could have a material, adverse effect on our business, financial position and results of operations.

        For a complete description of legal proceedings, see VISX's annual report on Form 10 -K for the year ended December 31, 1999. During the quarter ended March 31, 2000, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:

        RECENT SETTLEMENTS

        As previously reported in our report on Form 8-K filed on May 4, 2000, VISX recently settled a number of litigation matters. Among the claims settled were the antitrust and other claims against VISX filed by Jon Dishler, DTC Eye Surgery Center, Inc., DTC Eye Associates, PC, Laser Institute of the Rockies, LLC, and TELCO The Excimer Laser Company Pty, Ltd. in the U.S. District court for the District of Colorado. The settlement also included a resolution of the claims filed in 1996 by Pillar Point Partners, Summit Partner, Inc. and VISX Partner, Inc. against those same parties.

        Also settled was the action filed by John Taboada against Stephen Trokel, VISX, and VISX Partner, Inc. in the U.S. District Court for the Western District of Texas (USDC West. Dist. Tex. SA-97-CA-794-FB) seeking, among other things, a declaration that Taboada is the inventor of VISX's U.S. Patent No. 5,108,388 (the "'388 Patent") and a payment of royalties received by VISX for the `388 Patent. In connection with the settlement, the parties have signed and will file with the court a stipulated judgment stating that Dr. Trokel is the sole inventor of the `388 Patent. A stipulated dismissal was also filed in the proceeding initiated by Taboada in U.S. District Court for the District Court of Columbia in which Taboada had sought a stay of the reexemination of the `388 patent currently pending in the U.S. Patent and Trademark Office.

        VISX also settled an action filed against it by a group of former clinical investigators of the system made by Taunton Technologies Corporation in which the plaintiffs alleged federal antitrust law violations, breach of contract, and unjust enrichment.

        In connection with these settlements, VISX paid a total of approximately $12 million in one-time payments and related costs and fees.

        PATENT LITIGATION: NIDEK

        Neither VISX nor Nidek Co. Ltd. ("Nidek") filed an appeal of the decision of the International Trade Commission and the deadline for filing any such appeal has passed. VISX elected not to appeal the

Commission's March 6, 2000 decision. VISX is pursuing its patent infringement case against Nidek and its U.S. subsidiaries in the action pending in the U.S. District Court for the Northern District of California described in Part I, Item 3 of our Annual Report and Form 10-K for the year ended December 31, 1999.

        PATENT LITIGATION: LASERSIGHT

        The action VISX initiated against LaserSight, Incorporated, LaserSight Technologies, Inc. and LaserSight Centers Incorporated in November 1999 alleging that LaserSight infringes VISX's U.S. Patent No. 4,718,418 (the "'418 patent") has been consolidated with the action filed by LaserSight against VISX in February 2000 in which LaserSight is seeking a declaration of non-infringement and invalidity of the `418 patent and has alleged that VISX infringes LaserSight's U.S. Patent No. 5,630,810. The consolidated case is captioned VISX, Incorporated v. LaserSight Inc., et al. (USDC Del. 99-789-JJF) Discovery in the consolidated action has commenced and trial is scheduled to begin in June 2001.

        SHAREHOLDER ACTIONS

        VISX and certain of its officers have been named as defendants in several substantially similar securities class action lawsuits filed in February, March and April 2000 in the U.S. District Court for the Northern District of California. The plaintiffs in these actions purport to represent a class of all persons who purchased VISX's common stock between March 1, 1999 and February 22, 2000. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. VISX expects the Court to appoint a lead plantiff and consolidate the complaints in the near future.

        On April 24, 2000, a purported shareholder derivative action was filed in the Superior Court of the State of California, Santa Clara County. The complaint alleges that certain of VISX's officers and directors breached fiduciary duties owed to VISX in connection with the circumstances alleged in the securities class action complaints described above. VISX is a nominal defendant in the action and no damages are sought from it.

        VISX believes that the claims asserted in the shareholder actions described above are without merit, and we intend to defend against the claims vigorously. Nevertheless, litigation is subject to inherent uncertainties and thus there can be no assurance that this suit will be resolved favorably to VISX or will not have a material adverse effect on VISX's financial position.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.

    Ex. 27      Financial Data Schedule

b)  Reports on Form 8-K.

    VISX filed one report on Form 8-K during or after the period covered by this report, as follows:

    (1) Report on Form 8-K filed on May 4, 2000 under Item 5 (Other Events) to which we attached a copy of a VISX Press Release dated May 4, 2000 entitled VISX Announces Litigation Settlements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VISX, Incorporated
                                                 ------------------
                                                    (Registrant)


May   9, 2000                         /s/ Mark B. Logan
(Date)                                ------------------------------------
                                      Mark B. Logan
                                      Chairman of the Board and
                                      Chief Executive Officer


May   9, 2000                         /s/ Timothy R. Maier
(Date)                                ------------------------------------
                                      Timothy R. Maier
                                      Executive Vice President and
                                      Chief Financial Officer (principal
                                      financial officer)


May   9, 2000                         /s/ Derek A. Bertocci
(Date)                                ------------------------------------
                                      Derek A. Bertocci
                                      Vice President, Controller (principal
                                      accounting officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
    27              Financial Data Schedule