Form 10-Q
period 2000-06-30
VISX INC
filed 2000-08-14
CIK 837991

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 1-10694

                        ---------------------------------

                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)

                        ---------------------------------

           DELAWARE                                           06-1161793
------------------------------                           -----------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Total number of shares of common stock outstanding as of July 31, 2000:
60,524,854

                               VISX, INCORPORATED
                                TABLE OF CONTENTS

                                                                                   PAGE
PART I.        FINANCIAL INFORMATION

      ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               Condensed Consolidated Interim Balance Sheets as                     3
               of June 30, 2000 and December 31, 1999

               Condensed Consolidated Interim Statements of Operations for the      4
               Three Months Ended June 30, 2000 and 1999 and for the Six Months
               Ended June 30, 2000 and 1999

               Condensed Consolidated Interim Statements of Cash Flows for the      5
               Six Months Ended June 30, 2000 and 1999

               Notes to Condensed Consolidated Interim Financial Statements         6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

               Overview                                                             9

               Results of Operations                                                9

               Liquidity and Capital Resources                                      10

               Business Risks and Fluctuations in Quarterly Results                 11

PART II        OTHER INFORMATION

      ITEM 1.  Legal Proceedings                                                    12

      ITEM 4.  Submission of Matters to a Vote of Security Holders                  13

      ITEM 6.  Exhibits and Reports on Form 8-K                                     14

   SIGNATURES                                                                       15

PART I. FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                   June 30,       December 31,
                                                                     2000            1999
                                                                   ---------       ---------
                                                                  (unaudited)
   CURRENT ASSETS:

      Cash and cash equivalents...............................     $  17,254       $  25,842
      Short-term investments..................................       183,713         232,517
      Accounts receivable, net of allowance for doubtful
        accounts of $2,418 and $1,773, respectively...........        45,529          51,254
      Inventories.............................................         9,812          10,669
      Deferred tax assets and prepaid expenses................        17,250          29,192
                                                                   ---------       ---------
         Total current assets.................................       273,558         349,474

   PROPERTY AND EQUIPMENT, NET................................         5,371           5,681
   LONG-TERM DEFERRED TAX AND OTHER ASSETS....................        24,370           7,566
                                                                   ---------       ---------
                                                                   $ 303,299       $ 362,721
                                                                   =========       =========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:

      Accounts payable........................................     $   5,552       $   5,156
      Accrued liabilities.....................................        40,821          40,772
                                                                   ---------       ---------
         Total current liabilities............................        46,373          45,928
                                                                   ---------       ---------

   STOCKHOLDERS' EQUITY:
      Common stock:

        $.01 par value, 180,000,000 shares authorized;
        64,990,089 and 64,890,946 shares issued, respectively..          650             649
      Additional paid-in capital...............................      220,732         220,049
      Treasury stock, at cost:  4,441,046 and 2,939 shares,
        respectively...........................................      (84,332)           (153)
      Accumulated comprehensive income (loss)..................       (1,031)           (947)
      Retained earnings........................................      120,907          97,195
                                                                   ---------       ---------
          Total stockholders' equity..........................       256,926         316,793
                                                                   ---------       ---------
                                                                   $ 303,299       $ 362,721
                                                                   =========       =========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three months ended            Six months ended
                                                         June 30,                     June 30,
                                                 ------------------------     ------------------------
                                                   2000           1999          2000           1999
                                                 ---------      ---------     ---------      ---------
                                                                      (unaudited)
  REVENUES:

     System sales ...........................    $  15,322      $  14,848     $  35,199      $  26,762
     License, service and other revenues ....       32,683         47,655        76,803         89,690
                                                 ---------      ---------     ---------      ---------
       Total revenues .......................       48,005         62,503       112,002        116,452
                                                 ---------      ---------     ---------      ---------

  COSTS AND EXPENSES:
     Cost of revenues .......................       16,929         12,496        33,898         23,093
     Marketing, general and administrative ..       12,596         12,968        27,184         22,061
     Research, development and regulatory ...        3,341          3,316         6,851          6,951
                                                 ---------      ---------     ---------      ---------
       Total costs and expenses .............       32,866         28,780        67,933         52,105
                                                 ---------      ---------     ---------      ---------

  INCOME FROM OPERATIONS ....................       15,139         33,723        44,069         64,347

     Interest and other income ..............        3,311          2,532         6,978          4,414
     Litigation settlement ..................      (11,856)            --       (11,856)            --
                                                 ---------      ---------     ---------      ---------

  INCOME BEFORE PROVISION FOR INCOME TAXES ..        6,594         36,255        39,191         68,761
     Provision for income taxes .............        2,441         14,729        15,480         27,504
                                                 ---------      ---------     ---------      ---------

  NET INCOME ................................    $   4,153      $  21,526     $  23,711      $  41,257
                                                 =========      =========     =========      =========

  EARNINGS PER SHARE
     Basic ..................................    $    0.07      $    0.34     $    0.38      $    0.66
                                                 =========      =========     =========      =========
     Diluted ................................    $    0.07      $    0.32     $    0.37      $    0.61
                                                 =========      =========     =========      =========

  SHARES USED FOR EARNINGS PER SHARE
     Basic ..................................       60,725         63,283        62,171         62,711
                                                 =========      =========     =========      =========
     Diluted ................................       62,910         68,185        64,587         67,522
                                                 =========      =========     =========      =========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Six months ended
                                                                          June 30,
                                                                   ----------------------
                                                                     2000          1999
                                                                   --------      --------
                                                                         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................... $ 23,711      $ 41,257
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ..............................    1,574         1,435
      Increase (decrease) in cash flows from changes in
         operating assets and liabilities:
         Accounts receivable .....................................    5,725        (8,604)
         Inventories .............................................      857        (2,256)
         Deferred tax assets and prepaid expenses ................   11,942        (5,438)
         Long-term deferred tax and other assets .................  (16,804)       (1,031)
         Accounts payable ........................................      396         3,227
         Accrued liabilities .....................................       50         5,687
                                                                   --------      --------
      Net cash provided by operating activities ..................   27,451        34,277
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................................   (1,264)       (1,953)
   Purchase of short-term investments ............................       --       (87,322)
   Proceeds from maturities of short-term investments ............   48,721        47,016
                                                                   --------      --------
      Net cash (used in) investing activities ....................   47,457       (42,259)
                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options, including income tax benefit .......    3,126        45,317
   Repurchase of common stock ....................................  (86,622)       (4,210)
                                                                   --------      --------
      Net cash provided by (used in) financing activities ........  (83,496)       41,107
                                                                   --------      --------
Net increase (decrease) in cash and cash equivalents .............   (8,588)       33,125
Cash and cash equivalents, beginning of period ...................   25,842        29,870
                                                                   --------      --------
Cash and cash equivalents, end of period ......................... $ 17,254      $ 62,995
                                                                   ========      ========

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,                June 30,
                                                           -------------------     -------------------
                                                            2000        1999        2000        1999
                                                           -------     -------     -------     -------
NET INCOME ............................................... $ 4,153     $21,526     $23,711     $41,257
                                                           =======     =======     =======     =======
BASIC EARNINGS PER SHARE
 Income available to common shareholders ................. $ 4,153     $21,526     $23,711     $41,257
 Weighted average common shares outstanding ..............  60,725      63,283      62,171      62,711
                                                           -------     -------     -------     -------
 Basic Earnings Per Share ................................ $  0.07     $  0.34     $  0.38     $  0.66
                                                           =======     =======     =======     =======
DILUTED EARNINGS PER SHARE
 Income available to common shareholders ................. $ 4,153     $21,526     $23,711     $41,257
                                                           -------     -------     -------     -------
 Weighted average common shares outstanding ..............  60,725      63,283      62,171      62,711
 Dilutive potential common shares from stock options .....   2,185       4,902       2,416       4,811
                                                           -------     -------     -------     -------
 Weighted average common shares and dilutive potential
    common shares ........................................  62,910      68,185      64,587      67,522
                                                           -------     -------     -------     -------
 Diluted Earnings Per Share .............................. $  0.07     $  0.32     $  0.37     $  0.61
                                                           =======     =======     =======     =======

        Options to purchase 2,860,000 shares and 18,000 shares during the three month periods ended June 30, 2000 and 1999, respectively, and 2,585,000 shares and 59,000 shares outstanding during the six month periods ended June 30, 2000 and 1999, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during these periods.

3.  INVENTORIES (in thousands):

                                                        June 30,       December 31,
                                                          2000             1999
                                                      -----------      ------------
                                                      (unaudited)
Raw materials and subassemblies ..............          $ 4,878          $ 5,310
Work in process ..............................            3,910            4,756
Finished goods ...............................            1,024              603
                                                        -------          -------
  Total ......................................          $ 9,812          $10,669
                                                        =======          =======


4.      COMPREHENSIVE INCOME (in thousands):

                                                     Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
                                                    ---------------------      ----------------------
                                                      2000         1999          2000          1999
                                                    --------     --------      --------      --------
NET INCOME ....................................     $  4,153     $ 21,526      $ 23,711      $ 41,257

OTHER COMPREHENSIVE INCOME
 Change in unrealized holding gains (losses) on
    available-for-sale securities .............          189         (361)          (82)         (608)
 Change in accumulated foreign currency
    translation adjustment ....................           18          (13)           (2)          (10)
                                                    --------     --------      --------      --------

COMPREHENSIVE INCOME ..........................     $  4,360     $ 21,152      $ 23,627      $ 40,639
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

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. It provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB No. 101 would result in a change from the established practice in many industries of recognizing revenue at the time of shipment of a system, and instead would delay recognition until the time of installation. A change in revenue recognition reporting practices could have a material affect on revenue in any particular reporting period. We will adopt SAB No. 101 as required by the fourth quarter of 2000 and are evaluating the effect that SAB No. 101 may have on our financial statements.

6.      LITIGATION SETTLEMENT

        On May 4, 2000 we reported the settlement of a number of litigation matters: (1) antitrust and patent claims between VISX and Jon Dishler, et al.,
(2) the action filed by John Taboada against Stephen Trokel, VISX, et al., and
(3) an action filed by a group of former clinical investigators of the system made by Taunton Technologies Corporation. In connection with these settlements, VISX paid a total of $11,856,000 ($0.11 per share, after taxes) in one-time payments and related costs and fees.

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

RESULTS OF OPERATIONS

                                    Three Months Ended June 30,           Six Months Ended June 30,
                                  -------------------------------    --------------------------------
REVENUES   (000's)                  2000        1999       Change       2000          1999     Change
                                  -------      -------     ------    --------      --------    ------
System sales ...................  $15,322      $14,848        3%      $ 35,199      $ 26,762      32%
    Percent of total revenues ..     31.9%        23.8%                   31.4%         23.0%
License, service & other
    revenues ...................   32,683       47,655      (31)%       76,803        89,690     (14)%
    Percent of total revenues ..     68.1%        76.2%                   68.6%         77.0%
Total ..........................  $48,005      $62,503      (23)%     $112,002      $116,452      (4)%

        We sold 81 and 167 laser systems during the second quarter and first six months of 2000, respectively, as compared to 61 and 112 in the comparable periods of the prior year, respectively. In the U.S. we sold 50 laser systems in the second quarter of 2000 as compared to 48 in the comparable period of the prior year. In international markets we sold 31 laser systems in the second quarter of 2000 as compared to 13 in the prior year. This growth in international markets was due to long term development efforts such as hiring new distributors in recent years and expanding market support programs. Average selling prices for our current product during the quarter were lower than in the comparable period of the prior year mainly as the result of our introduction of upcoming new products including our next generation STAR S3(TM) Excimer Laser System and our WaveScan(TM) Wavefront System ("WaveScan").

        During the second quarter and first six months of 2000, we shipped 43% and 41% more VisionKey(R) cards in the U.S. for laser vision correction surgery, respectively, than in the comparable periods of the prior year. We believe that card shipments increased because laser vision correction has grown more popular with consumers. Nevertheless, based on our analysis of sales data and developments in the U.S. laser vision correction market, we concluded in the first quarter that consumer concerns about the pricing of laser vision correction were dampening the industry's potential for growth. In an effort to address these concerns and to help broaden the appeal for laser vision correction, on February 22, 2000 we reduced our U.S. license fee by 60% to $100 per procedure from the $250 fee we had previously charged since we first entered the U.S. market in 1996. This change caused license, service and other revenue to decline from the prior year, despite an increase of more than 40% in the quantity of VisionKey(R) cards shipped in the U.S. While we expect that our license fee reduction will result in a decline in license revenue, as well as total revenue, for the remainder of 2000 as compared to the corresponding periods of 1999, we believe the reduced fee will help promote faster growth of laser vision correction procedures performed using VISX Systems in the U.S. We cannot, however, predict with certainty when or whether growth in procedures will offset the decline in procedure fee, nor even that procedures will increase.

                                       Three Months Ended June 30,             Six Months Ended June 30,
                                  -----------------------------------      --------------------------------
COSTS & EXPENSES   (000's)          2000           1999         Change       2000          1999      Change
                                  ---------      ---------      -----      ---------      -------    ------
Cost of revenues ...............  $  16,929      $  12,496        35%      $  33,898      $23,093      47%
    Percent of total revenues ..       35.3%          20.0%                     30.3%        19.8%
Marketing, gen'l and admin .....     12,596         12,968        (3)%        27,184       22,061      23%
    Percent of total revenues ..       26.2%          20.7%                     24.3%        18.9%
R&D and regulatory .............      3,341          3,316         1%          6,851        6,951      (1)%
    Percent of total revenues ..        7.0%           5.3%                      6.1%         6.0%

        Cost of revenues increased in the second quarter and first half of 2000 over the comparable periods of the prior year because we sold more systems and serviced a larger installed base of systems. Our gross profit margin was lower in 2000 than in 1999 due to lower license fees and lower average selling prices of current products as discussed in the section on revenue. Marketing, general and administrative expenses were down slightly in the second quarter though increased for the first six months of 2000 from the comparable periods of the prior year. Legal expenses were lower as settlements were reached and trials completed in several cases. Offsetting the decline in legal expenses, we increased spending on marketing programs targeted towards consumers. In research and development we focused on three areas: new capabilities for the VISX STAR Excimer Laser platform, development of new products such as our WaveScan System, and research into new technologies. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries.

        Interest income increased because we have generated cash from operations over the past 12 months and have invested this in additional interest bearing securities. We accrued income taxes based on our expected effective income tax rate for all of 2000, net of credits anticipated.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                                         (000's)
                                                              June 30, 2000  December 31, 1999
                                                              -------------  -----------------
     Cash, cash equivalents and short-term investments ...      $200,967          $258,359
          Working capital ................................       227,185           303,546

        Cash decreased by $57 million in the first six months of 2000 because the $27 million we generated from operations was more than offset by the $87 million we spent to repurchase 4.5 million shares of VISX stock on the open market.

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

    - Developments in patent litigation that we have initiated, particularly to the extent that adverse developments in these proceedings could limit our ability to collect license fees from sellers and users of laser vision correction equipment; and

    - Developments in patent litigation in which we are a defendant, particularly to the extent that adverse developments in these proceedings result in damages being assessed against VISX, prevent us from manufacturing or selling our products, or render certain of our patents invalid or unenforceable, which would reduce the scope of proprietary protection available to us and could limit our ability to collect license fees from sellers and users of laser vision correction equipment.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no material changes during the six months ended June 30, 2000 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

        VISX is engaged in numerous legal proceedings. Generally, the litigation and other proceedings center on the validity or enforceability of VISX's patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust and similar laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent VISX from manufacturing and selling the VISX System, and therefore could have a material, adverse effect on our business, financial position and results of operations.

        For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1999 and report on Form 10-Q for the quarter ended March 31, 2000. During the quarter ended June 30, 2000, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:

        PATENT LITIGATION: NIDEK

        On August 8, 2000 Nidek Co. Ltd. ("Nidek") filed an action in Tokyo District Court in Japan against VISX's Japanese subsidiary and others alleging that the defendants infringe Nidek's Japanese Patent No. 2809959 and seeking damages and injunctive relief. VISX will contest the action and plans to initiate proceedings in the Japan Patent Office challenging the validity of Nidek's Japanese Patent No. 2809959. It is too early to predict the outcome of these proceedings. Nidek has also advised VISX that it believes it has certain United States patent rights that are germane to current VISX systems, including a patent that relates to the same technology as the patent dispute in Japan. An adverse determination in any patent infringement action brought by Nidek against VISX could have a material adverse effect on VISX's business, financial position and results of operations.

        ANTITRUST CLASS ACTIONS

        Plaintiff in Brisson v. Summit Technology, Inc. et al. ("the Brisson action") brought a purported antitrust class action in state court in Minnesota on behalf of Minnesota patients who underwent laser vision correction and allegedly indirectly paid per procedure license fees to VISX or Summit. Defendants VISX and Summit moved to stay the Brisson action in deference to an earlier-filed multi-state patient class action brought in Santa Clara County, California ("In re PRK"). On June 16, 2000, the judge stayed the proceedings pending the resolution of the In re PRK action.

        On October 14, 1999, Plaintiffs in the Antitrust Class Actions pending in the Multi-District Litigation in Arizona moved for certification of a nationwide class of direct purchasers who paid per procedure license fees to VISX or Summit. On August 1, 2000, Magistrate Judge Virginia Mathis issued a Report and Recommendation supporting the certification of a nationwide class of direct purchasers who paid a per-use royalty to defendants between September 1995 and the date of trial. Discovery in that case is ongoing and no trial date has yet been set.

        SHAREHOLDER ACTIONS

        The U.S. District Court for the Northern District of California has consolidated and appointed a lead plaintiff in the securities class actions filed against VISX and certain of its officers captioned In re VISX, Inc. Securities Litigation C-00-0649-CRB. The lead plaintiff has filed a consolidated amended complaint.

        On May 30, 2000 VISX filed a demurrer to the derivative action filed in the Superior Court of the State of California, Santa Clara County.

        RECENT SETTLEMENTS

        As previously reported in our report on Form 8-K filed on May 4, 2000 and in our report on Form 10-Q for the quarter ended March 31, 2000, VISX settled a number of litigation matters during the second quarter. Among the claims settled were the antitrust and other claims against VISX filed by Jon Dishler, DTC Eye

Surgery Center, Inc., DTC Eye Associates, PC, Laser Institute of the Rockies, LLC, and TELCO The Excimer Laser Company Pty, Ltd. in the U.S. District court for the District of Colorado. The settlement also included a resolution of the claims filed in 1996 by Pillar Point Partners, Summit Partner, Inc. and VISX Partner, Inc. against those same parties.

        Also settled was the action filed by John Taboada against Stephen Trokel, VISX, and VISX Partner, Inc. in the U.S. District Court for the Western District of Texas (USDC West. Dist. Tex. SA-97-CA-794-FB) seeking, among other things, a declaration that Taboada is the inventor of VISX's U.S. Patent No. 5,108,388 (the "'388 Patent") and a payment of royalties received by VISX for the `388 Patent. In connection with the settlement, the parties have signed and filed with the court a stipulated judgment stating that Dr. Trokel is the sole inventor of the `388 Patent. A stipulated dismissal was also filed in the proceeding initiated by Taboada in U.S. District Court for the District Court of Columbia in which Taboada had sought a stay of the reexemination of the `388 patent currently pending in the U.S. Patent and Trademark Office.

        VISX also settled an action filed against it by a group of former clinical investigators of the system made by Taunton Technologies Corporation in which the plaintiffs alleged federal antitrust law violations, breach of contract, and unjust enrichment.

        In connection with these settlements, VISX paid a total of $11,856,000 in one-time payments and related costs and fees.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)  We held our Annual Meeting of Stockholders on May 19, 2000.

b) The stockholders voted as follows on the election of all six members of the Board of Directors. There were no abstentions or non-votes for any nominee and all six were elected as directors.

          Name                           For                       Against

    Elizabeth H. Davila             52,621,416                     2,911,657
    Glendon E. French               52,829,097                     2,703,976
    John W. Galiardo                52,831,788                     2,701,285
    Jay T. Holmes                   52,645,805                     2,887,268
    Mark B. Logan                   52,598,148                     2,934,925
    Richard B. Sayford              52,823,998                     2,709,075

c) The stockholders voted as follows on a proposal to ratify the adoption of the 2000 Stock Plan.

        For                  Against                Abstain                       NON-VOTES
        ---                  -------                -------
    46,005,928               9,325,299              201,845                        1

   d) The stockholders voted as follows on a proposal to ratify the appointment of Arthur Andersen LLP as auditors of the Company for 2000.

        For                  Against                Abstain
        ---                  -------                -------
    55,007,302               415,769                110,002

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits.

    Ex. 27            Financial Data Schedule

b)  Reports on Form 8-K.

    VISX filed one report on Form 8-K during or after the period covered by this report, as follows:

    (1) Report on Form 8-K filed on August 4, 2000 under Item 5 (Other Events) for the purpose of reporting that VISX's Board of Directors had adopted a stockholder rights plan. Attached as exhibits to the Form 8-K were a copy of the Rights Agreement dated August 3, 2000 between VISX and Fleet National Bank, as rights agent, and VISX's press release dated July 28, 2000 announcing the adoption of the rights plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VISX, Incorporated
                                      ------------------
                                         (Registrant)





August 14, 2000                            /s/ Mark B. Logan
(Date)                                     --------------------------------
                                           Mark B. Logan
                                           Chairman of the Board and
                                           Chief Executive Officer

August 14, 2000                            /s/ Timothy R. Maier
(Date)                                     --------------------------------
                                           Timothy R. Maier
                                           Executive Vice President and
                                           Chief Financial Officer (principal
                                           financial officer)


August 14, 2000                            /s/ Derek A. Bertocci
(Date)                                     --------------------------------
                                           Derek A. Bertocci
                                           Vice President, Controller (principal
                                           accounting officer)

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
    27              Financial Data Schedule