Form 10-Q
period 2000-09-30
VISX INC
filed 2000-11-14
CIK 837991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                        ---------------------------------

                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

        [ ] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 1-10694

                        ---------------------------------

                               VISX, INCORPORATED
             (Exact name of registrant as specified in its charter)

                        ---------------------------------


            DELAWARE                                      06-1161793
---------------------------------             ----------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Total number of shares of common stock outstanding as of October 31, 2000:
60,796,131

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----
PART I.           FINANCIAL INFORMATION

         ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                  Condensed Consolidated Interim Balance Sheets as                                     3
                  of September 30, 2000 and December 31, 1999

                  Condensed Consolidated Interim Statements of Operations for the Three Months         4
                  Ended September 30, 2000 and 1999 and for the Nine Months Ended September 30,
                  2000 and 1999

                  Condensed Consolidated Interim Statements of Cash Flows for the Nine Months          5
                  Ended September 30, 2000 and 1999

                  Notes to Condensed Consolidated Interim Financial Statements                         6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

                  Overview                                                                             9

                  Results of Operations                                                                9

                  Liquidity and Capital Resources                                                     10

                  Business Risks and Fluctuations in Quarterly Results                                11

                  Quantitative and Qualitative Disclosure About Market Risk                           12

PART II           OTHER INFORMATION

         ITEM 1.  Legal Proceedings                                                                   12

         ITEM 4.  Submission of Matters to a Vote of Security Holders                                 13

         ITEM 6.  Exhibits and Reports on Form 8-K                                                    14

      SIGNATURES                                                                                      15

PART I. FINANCIAL INFORMATION

        ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                                     September 30,     December 31,
                                                                                         2000             1999
                                                                                     ------------      -----------
                                                                                      (unaudited)
    CURRENT ASSETS:
        Cash and cash equivalents ..............................................       $  31,224        $  25,842
        Short-term investments .................................................         189,761          232,517
        Accounts receivable, net of allowance for doubtful accounts
          of $2,721 and $1,773, respectively ...................................          41,405           51,254
        Inventories ............................................................          12,939           10,669
        Deferred tax assets and prepaid expenses ...............................          17,369           29,192
                                                                                       ---------        ---------
           Total current assets ................................................         292,698          349,474

    PROPERTY AND EQUIPMENT, NET ................................................           4,866            5,681
    LONG-TERM DEFERRED TAX AND OTHER ASSETS ....................................          23,853            7,566
                                                                                       =========        =========
                                                                                       $ 321,417        $ 362,721
                                                                                       =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
        Accounts payable .......................................................       $   6,742        $   5,156
        Accrued liabilities ....................................................          43,798           40,772
                                                                                       ---------        ---------
           Total current liabilities ...........................................          50,540           45,928
                                                                                       ---------        ---------

    STOCKHOLDERS' EQUITY:
        Common stock:
          $.01 par value, 180,000,000 shares authorized;
          64,990,089 and 64,890,946 shares issued, respectively ................             650              649
        Additional paid-in capital .............................................         216,834          220,049
        Treasury stock, at cost:  4,157,654 and 2,939 shares, respectively
                                                                                         (79,171)            (153)
        Accumulated comprehensive income (loss) ................................            (380)            (947)
        Retained earnings ......................................................         132,944           97,195
                                                                                       ---------        ---------
            Total stockholders' equity .........................................         270,877          316,793
                                                                                       ---------        ---------
                                                                                       $ 321,417        $ 362,721
                                                                                       =========        =========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 Three months ended              Nine months ended
                                                                    September 30,                   September 30,
                                                              -------------------------       --------------------------
                                                                2000            1999            2000             1999
                                                              ---------       ---------       ---------        ---------
                                                                                     (unaudited)
   REVENUES:
       System sales ...................................       $  12,263       $  23,321       $  47,462        $  50,083
       License, service and other revenues ............          33,451          56,347         110,254          146,037
                                                              ---------       ---------       ---------        ---------
         Total revenues ...............................          45,714          79,668         157,716          196,120
                                                              ---------       ---------       ---------        ---------

   COSTS AND EXPENSES:
       Cost of revenues ...............................          13,905          17,480          47,803           40,573
       Marketing, general and administrative ..........          11,109          19,235          38,293           41,296
       Research, development and regulatory ...........           4,218           4,599          11,069           11,550
                                                              ---------       ---------       ---------        ---------
         Total costs and expenses .....................          29,232          41,314          97,165           93,419
                                                              ---------       ---------       ---------        ---------

   INCOME FROM OPERATIONS .............................          16,482          38,354          60,551          102,701

       Interest and other income ......................           3,417           2,886          10,395            7,300
       Litigation settlement ..........................              --              --         (11,856)              --
                                                              ---------       ---------       ---------        ---------

   INCOME BEFORE PROVISION FOR INCOME TAXES ...........          19,899          41,240          59,090          110,001
       Provision for income taxes .....................           7,861          16,497          23,341           44,001
                                                              =========       =========       =========        =========

   NET INCOME .........................................       $  12,038       $  24,743       $  35,749        $  66,000
                                                              =========       =========       =========        =========

   EARNINGS PER SHARE
       Basic ..........................................       $    0.20       $    0.39       $    0.58        $    1.05
                                                              =========       =========       =========        =========
       Diluted ........................................       $    0.19       $    0.36       $    0.56        $     .97
                                                              =========       =========       =========        =========

   SHARES USED FOR EARNINGS PER SHARE
       Basic ..........................................          60,600          63,913          61,644           63,115
                                                              =========       =========       =========        =========
       Diluted ........................................          63,248          68,727          64,132           67,991
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

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                            --------------------------
                                                                                              2000              1999
                                                                                            ---------        ---------
                                                                                                   (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ....................................................................       $  35,749        $  66,000
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..............................................           2,518            2,210
         Income tax benefit from exercise of stock options ..........................           1,360           57,296
         Increase (decrease) in cash flows from changes in operating assets and liabilities:
             Accounts receivable ....................................................           9,849          (18,484)
             Inventories ............................................................          (2,270)          (4,250)
             Deferred tax assets and prepaid expenses ...............................          11,823          (11,590)
             Long-term deferred tax and other assets ................................         (16,287)          (2,401)
             Accounts payable .......................................................           1,586           10,185
             Accrued liabilities ....................................................           3,026            2,733
                                                                                            ---------        ---------
         Net cash provided by operating activities ..................................          47,354          101,699
                                                                                            ---------        ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ..........................................................          (1,703)          (2,997)
      Purchase of short-term investments ............................................         (59,880)        (135,861)
      Proceeds from maturities of short-term investments ............................         103,288           73,537
                                                                                            ---------        ---------
         Net cash (used in) investing activities ....................................          41,705          (65,321)
                                                                                            ---------        ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of stock options, including income tax benefit .......................           4,130           17,516
      Repurchase of common stock ....................................................         (87,807)          (6,176)
                                                                                            ---------        ---------
         Net cash provided by (used in) financing activities ........................         (83,677)          11,340
                                                                                            ---------        ---------

  Net increase (decrease) in cash and cash equivalents ..............................           5,382           47,718
  Cash and cash equivalents, beginning of period ....................................          25,842           29,870
                                                                                            =========        =========
  Cash and cash equivalents, end of period ..........................................       $  31,224        $  77,588
                                                                                            =========        =========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION:

        We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Please read our 1999 Annual Report on Form 10-K and reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000 to gain a more complete understanding of these interim financial statements.

        We included in these interim financial statements all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly our results for the interim period. Our interim financial statements have not been audited.


2.      EARNINGS PER SHARE:

        Basic earnings per share ("EPS") equals net income divided by the weighted average number of common shares outstanding. Diluted EPS equals net income divided by the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data, and unaudited.

                                                                                   Three Months Ended          Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                  ---------------------       ---------------------
                                                                                   2000          1999           2000         1999
                                                                                  -------       -------       -------       -------
NET INCOME ................................................................       $12,038       $24,743       $35,749       $66,000
                                                                                  =======       =======       =======       =======

BASIC EARNINGS PER SHARE
  Income available to common shareholders .................................       $12,038       $24,743       $35,749       $66,000
  Weighted average common shares outstanding ..............................        60,600        63,913        61,644        63,115
                                                                                  -------       -------       -------       -------

  Basic Earnings Per Share ................................................       $  0.20       $  0.39       $  0.58       $  1.05
                                                                                  =======       =======       =======       =======

DILUTED EARNINGS PER SHARE
  Income available to common shareholders .................................       $12,038       $24,743       $35,749       $66,000
                                                                                  -------       -------       -------       -------

  Weighted average common shares outstanding ..............................        60,600        63,913        61,644        63,115
  Dilutive potential common shares from stock options .....................         2,648         4,814         2,488         4,876
                                                                                  -------       -------       -------       -------

  Weighted average common shares and dilutive potential common shares .....        63,248        68,727        64,132        67,991
                                                                                  -------       -------       -------       -------

  Diluted Earnings Per Share ..............................................       $  0.19       $  0.36       $  0.56       $  0.97
                                                                                  =======       =======       =======       =======

        Options to purchase 1,903,000 shares and 30,000 shares during the three month periods ended September 30, 2000 and 1999, respectively, and 2,691,000 shares and 85,000 shares outstanding during the nine month periods ended September 30, 2000 and 1999, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during these periods.

3.      INVENTORIES (in thousands):

                                                 September 30,  December 31,
                                                     2000           1999
                                                 ------------   -----------
                                                  (unaudited)
       Raw materials and subassemblies ......       $ 5,989       $ 5,310
       Work in process ......................         5,834         4,756
       Finished goods .......................         1,116           603
                                                    -------       -------
         Total ..............................       $12,939       $10,669
                                                    =======       =======


4.      COMPREHENSIVE INCOME (unaudited, in thousands):

                                                                     Three Months Ended               Nine Months Ended
                                                                         September 30,                  September 30,
                                                                   ------------------------        ------------------------
                                                                     2000            1999            2000            1999
                                                                   --------        --------        --------        --------
NET INCOME .................................................       $ 12,038        $ 24,743        $ 35,749        $ 66,000

OTHER COMPREHENSIVE INCOME
  Change in unrealized holding gains (losses) on
     available-for-sale securities .........................            735             (42)            652            (650)
  Change in accumulated foreign currency translation
     adjustment ............................................            (84)             51             (85)             41
                                                                   --------        --------        --------        --------

COMPREHENSIVE INCOME .......................................       $ 12,689        $ 24,752        $ 36,316        $ 65,391
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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements. It provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Among other things, SAB No. 101 would result in a change from the established practice in many industries of recognizing revenue at the time of shipment of a system, and instead would delay recognition until the time of installation. A change in revenue recognition reporting practices could have a material affect on revenue in any particular reporting period. We will adopt SAB No. 101 as required in the fourth quarter of 2000 and are evaluating the effect that SAB No. 101 may have on our financial statements.

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

OVERVIEW

        We develop products and procedures to improve people's eyesight using lasers. Our principal product, the VISX STAR Excimer Laser System ("VISX System"), is designed to correct the shape of a person's eyes to reduce or eliminate their need for eyeglasses or contact lenses. The Food and Drug Administration ("FDA") has approved the VISX System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. We sell VisionKey(R) cards to control the use of the VISX System and to collect license fees for the use of our patents.

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

RESULTS OF OPERATIONS

                                             Three Months Ended September 30,         Nine Months Ended September 30,
                                            ----------------------------------      ---------------------------------
REVENUES   (000's)                            2000         1999        Change         2000         1999       Change
------------------                          --------     --------     --------      --------     --------    --------
System sales ...........................    $ 12,263     $ 23,321       (47)%       $ 47,462     $ 50,083       (5)%
     Percent of total revenues .........        26.8%        29.3%                      30.1%        25.5%
License, service & other revenues ......      33,451       56,347       (41)%        110,254      146,037      (25)%
     Percent of total revenues .........        73.2%        70.7%                      69.9%        74.5%
Total ..................................    $ 45,714     $ 79,668       (43)%       $157,716     $196,120      (20)%

        In the third quarter of 2000 our sales of laser systems in international markets were approximately unchanged from the third quarter of the prior year, however in the United States we sold fewer laser systems than in the third quarter of the prior year. We believe this decline in the United States was due to a variety of factors including increased competition and customers deferring purchases until we begin production of our next generation STAR S3(TM) Excimer Laser System in the fourth quarter of 2000. In the first nine months of 2000 the decline in system sales in the United States was largely offset by an increase in system sales in international markets. The growth in international markets was due to long term development efforts such as hiring new distributors in recent years and expanding market support programs. Average selling prices for our current product during the quarter were lower than in the comparable period of the prior year as the result of increased competition and our introduction of upcoming new products including our next generation STAR S3(TM) Excimer Laser System and our WaveScan(TM) Wavefront System ("WaveScan").

        Based on our analysis of sales data and developments in the U.S. laser vision correction market during the first quarter of 2000, we concluded that consumer concerns about the pricing of laser vision correction were dampening the industry's potential for growth. In an effort to address these concerns and to help broaden the appeal for laser vision correction, on February 22, 2000 we reduced our U.S. license fee by 60% to $100 per procedure from the $250 fee we had previously charged since we first entered the U.S. market in 1996. As a result our license, service and other revenues in both the third quarter and first nine months of 2000 were lower than in the comparable periods of 1999. Sales volumes of VisionKey(R) cards for licensed procedures in the U.S. were higher in the third quarter and first nine months of 2000 than in the comparable periods of 1999. While we expect that our license fee reduction will result in a decline in license revenue, as well as total revenue, for the remainder of 2000 as compared to the corresponding period of 1999, we believe the reduced fee will help increase laser vision correction procedures performed using VISX Systems in the U.S. We cannot, however, predict with certainty when or whether growth in procedures will offset the decline in procedure fee, nor even that procedures will increase.

                                           Three Months Ended September 30,           Nine Months Ended September 30,
                                       ----------------------------------------   ---------------------------------------
COSTS & EXPENSES (000's)                  2000          1999            Change      2000          1999           Change
------------------------               ---------     ---------        ---------   ---------     ---------       ---------
Cost of revenues ..................    $  13,905     $  17,480           (20)%    $  47,803     $  40,573           18%
     Percent of total revenues ....         30.4%         21.9%                        30.3%         20.7%
Marketing, gen'l and admin ........       11,109        19,235           (42)%       38,293        41,296           (7)%
     Percent of total revenues ....         24.3%         24.1%                        24.3%         21.1%
R&D and regulatory ................        4,218         4,599            (8)%       11,069        11,550           (4)%
     Percent of total revenues ....          9.2%          5.8%                         7.0%          5.9%

        Cost of revenues in the third quarter of 2000 decreased from the comparable period of the prior year principally because we sold fewer laser systems in the United States. For the first nine months of 2000 cost of revenues increased over the comparable period of the prior year because we sold more laser systems and serviced a larger installed base of systems. Our gross profit margin was lower in 2000 than in 1999 due to lower license fees and lower average selling prices of current products as discussed in the section on revenue. Marketing, general and administrative expenses were down in the third quarter and the first nine months of 2000 from the comparable periods of the prior year. Legal expenses declined because settlements were reached and trials completed in several cases in the first half of 2000. Conversely, in 1999 we incurred substantial legal expenses due to the International Trade Commission
(ITC) trial regarding its investigation of Nidek Co., Ltd., the Federal Trade Commission (FTC) administrative action, and other patent litigation. Marketing expenses in the third quarter of 2000 declined from the same quarter of 1999 principally because we changed from direct consumer advertising to other marketing programs. In research and development we focused on three areas: new capabilities for the VISX STAR Excimer Laser platform, development of new products such as our WaveScan System, and research into new technologies. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries.

        Interest income increased because interest rates and the average balance of cash invested in interest bearing securities have been higher in 2000 than in 1999. We accrued income taxes based on our expected effective income tax rate for all of 2000, net of credits anticipated.

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments ("cash") and working capital were as follows.

                                                                             (000's)
                                                             September 30, 2000    December 31, 1999
                                                             ------------------    -----------------
Cash, cash equivalents and short-term investments .....            $220,985            $258,359
Working capital .......................................             242,158             303,546

        Cash decreased by $37 million in the first nine months of 2000 principally because the $47 million we generated from operations was more than offset by $88 million we spent to repurchase 4.6 million shares of VISX stock on the open market.

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


        We anticipate that our revenue will be significantly lower in 2000 than in 1999 as a result of the $100 license fee we began charging in February, 2000. In the future, our revenue may fluctuate significantly. Any shortfall in revenues below expectations would likely have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results. We devote significant resources to research and development. We anticipate that the resulting new products and capabilities will be well received by customers and generate future revenue, however the actual results may vary from expectations. Due to the foregoing factors, we believe that our results of operations in any given period may not be a good indicator of our future performance.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There were no material changes during the nine months ended September 30, 2000 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.



PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

        VISX is engaged in numerous legal proceedings. Many of the cases focus on the validity or enforceability of VISX's patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust and similar laws. Finally, in a couple of cases the plaintiffs allege that VISX has infringed the plaintiff's patent rights. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent VISX from manufacturing and selling the VISX System, and therefore could have a material, adverse effect on our business, financial position and results of operations.

        For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 1999 and reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000. During the quarter ended September 30, 2000, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:

        PATENT LITIGATION: NIDEK AND USERS OF NIDEK LASERS

        In October 2000 VISX amended its law suits against Nidek and the users of Nidek's laser systems to assert only VISX United States Patent Nos. 5,108,388 and 5,735,843 in those cases (MDL Docket No. 1319). In October 2000, VISX initiated a new proceeding against Antoine L. Garabet in the United States District Court in Northern California alleging, among other things, that Dr. Garabet's use of the Nidek laser system infringes VISX United States Patent Nos. 5,108,388 and 5,735,843 and seeking damages and injunctive relief. USDC ND Cal CA No. C00-3633-CRB.

        Adverse determinations in any of the proceedings filed in the United States against Nidek or the users of Nidek's laser systems could limit VISX's ability to collect license fees in the United States from

Nidek as well as from other sellers or users of laser vision correction systems. Any such adverse determination could have a material adverse effect on VISX's license revenues and therefore its business, financial position and results of operations.

        Japan. In connection with the patent infringement action filed by Nidek in Tokyo District Court in Japan against VISX's Japanese subsidiary and others alleging infringement of Nidek's Japanese Patent No. 2809959, VISX has initiated proceedings in the Japan Patent Office challenging the validity of that Nidek patent. It is too early to predict the outcome of these proceedings.

        PATENT LITIGATION: BAUSCH & LOMB SURGICAL

        In September 2000 VISX filed an action against Bausch & Lomb Surgical, Inc. in United States District Court in Delaware alleging that Bausch & Lomb Surgical had infringed VISX United States Patent No. 5,108,388 (USDC Del. CA No 00-849 JJF). In this case VISX is seeking damages and injunctive relief. Discovery has not commenced and it is too early to predict the outcome of the case. An adverse determination in this action could limit VISX's ability to collect license fees from Bausch & Lomb Surgical as well as from other sellers or users of laser vision correction systems. Any such adverse determination could have a material adverse effect on VISX's license revenues and therefore its business, financial position and results of operations.

        SHAREHOLDER ACTIONS

        On September 20, 2000, VISX and certain of its officers named as defendants in a securities class action pending in the U.S. District Court for the Northern District of California, captioned In re VISX, Inc. Securities Litigation, C-00-0649-CRB, filed a motion to dismiss the consolidated amended complaint. The hearing on the motion to dismiss is scheduled for January 5, 2001.

        On October 3, 2000, the Superior Court of the State of California, Santa Clara County, sustained the demurrers to the purported shareholder derivative action filed against certain officers and directors of VISX, captioned Glassman
v. Logan, No. CV789364, with leave granted to file an amended derivative complaint.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 28, 2000, the Board of Directors of the Company adopted a Stockholder Rights Plan which is fully described in a Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 14, 2000.

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

                                      VISX, Incorporated
                                      ------------------
                                      (Registrant)


November 10, 2000                     /s/ Mark B. Logan
(Date)                                -----------------------------------
                                      Mark B. Logan
                                      Chairman of the Board and
                                      Chief Executive Officer


November 10, 2000                     /s/ Timothy R. Maier
(Date)                                -----------------------------------
                                      Timothy R. Maier
                                      Executive Vice President and
                                      Chief Financial Officer (principal
                                      financial officer)


November 10, 2000                     /s/ Derek A. Bertocci
(Date)                                -----------------------------------
                                      Derek A. Bertocci
                                      Vice President, Controller (principal
                                      accounting officer)

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER       DESCRIPTION
 --------      -----------
   Ex.27       Financial Data Schedule