Form 10-K405
period 2000-12-31
VISX INC
filed 2001-03-22
CIK 837991

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

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                        COMMISSION FILE NUMBER: 1-10694
                            ------------------------

                               VISX, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      06-1161793
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                            3400 CENTRAL EXPRESSWAY
                         SANTA CLARA, CALIFORNIA 95051
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (408) 773-7022
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        COMMON STOCK, $0.01 PAR VALUE
         COMMON STOCK PURCHASE RIGHTS                     NEW YORK STOCK EXCHANGE
               (TITLE OF CLASS)                    (NAME OF EXCHANGE ON WHICH REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE.
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 19, 2001 was approximately $978,837,295 based on the per share closing price of the Common Stock on the New York Stock Exchange composite transactions tape of $17.05 on March 19, 2001. The number of shares of Common Stock outstanding as of March 19, 2001 was 57,566,531.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 4, 2001 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

     VISX, a Delaware corporation organized in 1988, is a worldwide leader in the development of proprietary technologies and systems for laser vision correction (sometimes abbreviated as "LVC"). Laser vision correction relies on a computerized laser to treat nearsightedness, astigmatism and farsightedness with the goal of eliminating or reducing reliance on eyeglasses and contact lenses. The VISX Excimer Laser System(TM) (the "VISX System") ablates, or removes, submicron layers of tissue from the surface of the cornea to reshape the eye, thereby improving vision. The vision correction market represents over 157 million people in the United States who experience some form of nearsightedness, astigmatism or farsightedness. Typically, the individual receiving vision correction pays for the treatment, and so the industry is not reliant on reimbursement from governmental or private health care payors. A secondary market for the VISX System is the treatment of corneal pathologies.

     We have developed and continue to refine a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. Our strategy is to commercialize this intellectual property position by broadening the installed base of VISX Systems around the world, and collecting procedure and equipment royalties from licensed users and manufacturers.

     This report contains forward-looking statements that involve risks and uncertainties. VISX's actual results may differ significantly from the results contemplated by the forward-looking statements. The factors set forth under "Business -- Market Acceptance of Laser Vision Correction," "-- Reliance on Patents and Proprietary Technology," "-- Uncertain Outcome of Antitrust and Patent Proceedings," "-- Government Regulation," "-- Manufacturing, Components and Raw Materials," "-- Competition," and "-- Product Liability and Insurance" and under "Legal Proceedings" may cause actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this report.

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

     In the early 1980s, experts thought it was impossible to operate directly on the front of the cornea. In 1987, doctors using VISX equipment performed the first procedure for the treatment of nearsightedness in the United States. The United States Food and Drug Administration ("FDA") has since approved laser vision correction using the VISX System as safe and effective for the treatment of nearsightedness, with and without astigmatism, and farsightedness. In 2000, we estimate that approximately 1.4 million LVC procedures were performed in the United States using FDA-approved excimer laser systems.

     In March 1996 the FDA approved the use of the VISX System to correct mild to moderate nearsightedness. That approval was supplemented in April 1997 with approval to correct astigmatism. In January 1998 VISX became the first company ever to receive FDA approval to use a laser to treat higher myopia with or without astigmatism. In November 1998 we received the first FDA approval for the correction of hyperopia or farsightedness with a laser. In November 1999 the FDA approved the use of the VISX System for LAser in SItu Keratomileusis (LASIK). In March 2001, VISX received FDA approval for an enlarged treatment zone with a blended ablation edge. In May 2000, VISX received 510(k) clearance from the FDA of the WaveScan(TM) Wavefront System.

     LVC includes LASIK and PhotoRefractive Keratectomy (PRK). To perform LVC, the ophthalmologist first measures the correction required by performing the same examination used to prescribe eyeglasses or contact lenses. The doctor programs the "prescription" into the VISX System, and the computer calculates the data needed to make a precise corneal correction. The excimer laser system emits laser pulses to ablate submicron layers of tissue from the front surface of the cornea in a pattern to reshape the cornea. A micron equals 0.001 of a millimeter, and the depth of tissue ablated during the procedure typically is less than the width of a strand of human hair. The average procedure lasts approximately 15 to 40 seconds, and consists of approximately 150 laser pulses, each of which lasts several billionths of a second. The cumulative exposure of the eye to laser light is less than one second. The entire patient visit, including preparation, application of a topical anesthetic and post-operative dressing, generally lasts no more than 30 minutes.

     The vast majority of laser vision correction procedures performed in the United States are LASIK procedures. In performing LASIK, the doctor uses a type of knife called a microkeratome to create a flap on the cornea. The doctor uses the laser to ablate the exposed surface of the cornea, and then replaces the flap. LASIK has gained in popularity primarily because there can be less postoperative discomfort and a more immediate improvement in uncorrected vision. Nevertheless, LASIK has a higher incidence of adverse events, often attributable to the microkeratome, and requires a high degree of surgical skill.

     With PRK, patients may experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours, after the procedure. The ophthalmologist may prescribe drops to promote corneal healing and alleviate discomfort. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

CORNEAL PATHOLOGIES AND PTK

     The VISX System also treats certain types of corneal pathologies in an outpatient procedure known as PhotoTherapeutic Keratectomy (PTK). We estimate that VISX Systems have been used worldwide to perform approximately 30,000 PTK procedures. Although PTK is an important medical procedure for people who suffer from corneal pathologies, the market opportunity represented by PTK is much smaller than that represented by laser vision correction.

PRODUCTS

     VISX System. The VISX System is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer-driven workstation. The laser ablations produced by the VISX System are the product of a variable diameter beam scanning system, in which seven beams are homogenized as they converge, scan and rotate to produce an extremely smooth ablation area on the eye. Only the VISX System is capable of performing treatments using a variable sized scanning beam (which includes small-spot scanning commonly known as variable spot scanning, or VSS(TM)).

     The VISX STAR S3 ActiveTrak(TM) Excimer Laser also employs an active, three-dimensional eye tracker that is capable of following all eye movements during the procedure, ensuring precisely centered ablations and adding another element of safety and comfort for both patient and doctor.

     Excimer lasers ablate tissue without generating the heat associated with many other types of lasers that use different wavelengths and that can cause unintended thermal damage to surrounding tissue. The excimer laser operates in the ultraviolet spectrum and acts on the surface of the cornea, or under a corneal flap; the light does not penetrate the eye, so there is no measurable effect in the interior of the eye. The presence of seven scanning, variable sized beams means that refractive corrections can be completed in a relatively short time, and without significant tissue removal.

     VisionKey(R) Card. Use of the VISX System is controlled by a proprietary smart card that is sold separately. The VisionKey smart card is encoded with proprietary technology that is required to operate the VISX System. It also provides the user with access to software upgrades and can facilitate the collection of patient data. Because each procedure performed requires the use of a VisionKey card, there is a close correlation between the sales of VisionKey cards and the number of procedures performed.

     WaveScan(TM) Wavefront System. In order to enhance treatments with the VISX System, VISX has developed the Wavefront System which uses wavefront technology to diagnose refractive errors of the eye. These refractive errors are displayed by the system in the form of an aberration map. The WaveScan takes advantage of complex mathematical algorithms to derive complete refractive information about the entire optical system. The WaveScan accomplishes this by projecting a beam of light onto the retina and analyzing the reflected light waves. The wavefront data also contains additional higher order aberration information, previously unmeasureable by any other instrument, that may enable an even more precise treatment for each patient.

MARKETING, SALES AND DISTRIBUTION

     Our marketing objective is to maximize consumer acceptance of laser vision correction by (a) offering advanced laser technology to the eyecare medical community, (b) developing improvements to that technology, and (c) providing our customers with various services and programs designed to increase their operating efficiency and effectiveness.

  Marketing Programs

     VISX University(R) Management Seminars. VISX University School of Business, or VSB, is an educational program designed to teach laser center decision makers how to effectively promote and market their excimer laser practices. Five national sessions were held in 2000 and three national sessions are planned for 2001. Seventeen regional sessions, known as Fast Tracks, are also planned for 2001. Attendees learn about procedure-building techniques in advertising, marketing, public relations, lead tracking, staff training, and consumer education and recruitment. The VSB curriculum features a two-day program of small-group, interactive workshops in which participants learn about the experiences of successful VISX laser vision correction marketers and share their own experiences. Professionals enrolled in VSB receive Continuing Medical Education credits, as well as professional organization credits for nurses and allied health professionals in ophthalmology.

     Business Development Managers. VISX employs a team of industry experts as Business Development Managers who evaluate our customers at their sites and create a customized plan with follow-up. Accounts that participate in this program receive intensive "hands-on" consulting and training to help them grow their procedure volume. The plan developed during the consultation phase identifies specific areas that the customer can modify in order to respond more successfully to consumers interested in having VISX laser vision correction.

     Marketing Communication Materials. Customers who buy or use a VISX System receive educational and marketing materials including brochures, videos, slides, and other tools to help them promote VISX laser vision correction.

     Procedure Financing Support. Consumers are accustomed to making monthly payments to purchase goods and services, and VISX laser vision correction is well adapted to that approach. We have referred our customers to several financial vendors that specialize in offering and processing loans to consumers through eye care professionals. We are not directly involved with these financing programs and do not benefit from the financing except to the extent it contributes to growth in procedure royalties.

  Customer Support and Service

     Customer Response Center. The VISX Customer Response Center is open 24 hours a day, seven days a week, and is staffed by over 80 trained VISX professionals to respond to calls and inquiries from our customers. Telephone requests range from orders for parts and VisionKey cards to requests for technical support, customer information, and field service. More than 60 members of the Customer Response Center are field-based service engineers, strategically located to enable them to respond rapidly to customer needs.

     Laser Installation/Training Process. We require new customers to participate in a thorough and rigorous training process to ensure that they know how to safely operate the VISX System and perform laser vision correction surgery. After a VISX field service engineer installs the VISX System, the operators are trained on-site in the use and maintenance of the VISX System. Physicians are trained and certified by an independent ophthalmologist selected by VISX to serve as a VISX Physician Trainer. The initial training of operators and physicians is included with the purchase of the VISX System, and we receive no profit from training courses given throughout the United States. Instead, it is our philosophy that ophthalmologists are uniquely qualified to train ophthalmologists, and we authorize certified VISX Physician Trainers to train other physicians in the proper use of the VISX System. Over 7,900 United States ophthalmologists have been trained to use the VISX System.

     VISXPRESS(R). At least once a month we broadcast a fax bulletin, called VISXPRESS, communicating the latest news regarding VISX and laser vision correction. The frequency of the publication is determined by the timing of news. The bulletin is also used to communicate breaking news immediately to our customers.

     VISX on the Internet. VISX believes that Internet-based marketing is particularly well suited to the demographics of our target audience. Its interactive capabilities enhance the effectiveness of communications with customers and the professional eyecare community at large. Our website at HTTP://WWW.VISX.COM includes the following resources:

     - Information for consumers regarding the benefits of laser vision correction, including multimedia testimonials from patients, and an interactive map providing consumers with the locations of VISX installations and VISX-certified physicians;

     - Clinical information for the physician community, including downloadable presentations and white papers concerning the most recent VISX clinical results from leading ophthalmologists worldwide;

     - On-line access to the Customer Response Center, including news about new products and services, physician certification course schedules, and registration for practice development programs such as VISX University; and

     - VSB Online, which gives our customers access to some of the same valuable educational information about practice building and marketing offered in the live VSB seminars, but from the convenience of their own desktop computers.

  International Sales and Marketing Strategy

     Our international sales and marketing strategy is to establish and maintain a presence and quality image in selected markets either directly or indirectly through distributors. To support this strategy, we have established a subsidiary in Japan and have sales managers that cover key international sales regions. We also support international markets by sponsoring speaking engagements and by attending select exhibitions and trade shows. VISX Systems are installed in more than 50 countries and we have contracts with more than 38 distributors worldwide that are responsible for servicing those systems. The imposition of government controls, export license requirements, political or economic instability, trade restrictions, changes in tariffs, and difficulties in managing, staffing and coordinating communications among international operations may limit or disrupt future international sales.

MARKET ACCEPTANCE OF LASER VISION CORRECTION

     VISX's profitability and continued growth depend upon broad acceptance of LVC in the United States and key international markets. Although our results of operations since receiving the first FDA approval in 1996 reflect an initial level of market acceptance, procedure growth rates have slowed in recent years as the market for LVC has become more mature. Our future results of operations will be largely dependent on increasing levels of market acceptance and procedure growth. Should either the ophthalmic community or the general population turn away from LVC as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced LVC, our business, financial position and results of operations could be materially adversely affected.

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

     Although laser vision correction has a more predictable outcome and precision of results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). It is also possible that longer term follow-up data might reveal additional complications. A decrease in market acceptance of laser vision correction could have a material adverse effect on VISX's business, financial position and results of operations.

MAJOR CUSTOMERS

     Laser Vision Centers, Inc. accounted for 10%, 13% and 10% of total revenues in 2000, 1999 and 1998, respectively. TLC Laser Eye Centers, Inc. accounted for 9%, 12% and 11% of total revenues in 2000, 1999 and 1998, respectively. No other customer accounted for 10% or more of sales during any of the three years ended December 31, 2000.

RELIANCE ON PATENTS AND PROPRIETARY TECHNOLOGY

     VISX owns over 175 United States and foreign patents and has 99 patent applications pending. We believe that our patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. We are committed to protecting our proprietary technology, however, it is possible that one or more of our patents will be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement will be found not to be infringing our patents. Such an outcome could have a material adverse effect on our business, financial position and results of operation. See "-- Uncertain Outcome of Antitrust and Patent Proceedings" below.

     Cross License between VISX and Bausch & Lomb. In January 2001, VISX and Bausch & Lomb signed an agreement by which they settled all pending disputes and litigation between the two companies. In the agreement, VISX licensed its patents relating to refractive excimer lasers to Bausch & Lomb. As consideration, Bausch & Lomb licensed its patents relating to refractive excimer lasers to VISX and will pay a royalty to VISX for each procedure performed in the United States using Bausch & Lomb's refractive excimer laser.

     Cross License between VISX and Summit. In June 1998, VISX and Summit Technology, Inc. ("Summit") signed an agreement by which they dissolved Pillar Point Partners ("Pillar Point") and settled all pending disputes and litigation between the two companies. In the agreement, VISX and Summit each granted the other a fully-paid license to its patents relating to laser ablation of corneal tissue. The licenses cover, with certain exceptions, technology acquired by the recipient of the license.

     Other Licensing Agreements. We have licensed certain patents issued outside of the United States to the following companies: Chiron Vision Corporation ("Chiron"), now owned by Bausch & Lomb, Aesculap-Meditec GmbH, now known as Asclepion ("Asclepion"), Herbert Schwind GmbH & Co. KG ("Schwind"), Autonomous Technologies Corporation ("Autonomous"), previously owned by Summit and now owned by Alcon, and LaserSight Incorporated ("LaserSight"). Under these agreements, we receive royalties for international sales of Bausch & Lomb, Asclepion, Schwind, and LaserSight equipment that is covered by VISX's international patents. In addition, Summit has taken a fully-paid license to VISX's non-U.S. patents that covers sales of the Summit and Autonomous laser systems.

     In 1992, International Business Machines Corporation ("IBM") granted VISX nonexclusive rights under United States and foreign IBM patents that include claims that cover ultraviolet laser technology for removal of human tissue. In 1997, IBM advised VISX that it assigned the contract to LaserSight. Under the terms of this license, VISX has agreed to pay a royalty on VISX Systems made, used, sold or otherwise transferred by or for VISX in the United States and certain other countries. We also have entered into a nonexclusive, worldwide license agreement with Patlex Corporation ("Patlex") which holds certain patents on lasers. Under this agreement, we pay a royalty on certain laser components of the VISX System to Patlex.

     Confidentiality Arrangements. We protect our proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants and other parties. Our confidentiality agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to VISX, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by VISX, subject to customary exceptions. We cannot give any assurance that employees, consultants and others will not breach these confidentiality agreements, that we would have adequate remedies for any breach, or that our competitors will not learn of or independently develop our trade secrets.

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

     Currently, several legal proceedings are pending in which the validity and enforceability of our patents is being challenged. These proceedings include a number of antitrust actions, and patent infringement litigation with manufacturers of excimer laser systems and their users. During the course of one or more of these proceedings, patents held by VISX could be found to be invalid or unenforceable. In addition, in response to a patent lawsuit filed by VISX and other parties, the defendants petitioned the United States Patent and Trademark Office ("PTO") to reexamine two patents owned by VISX. In April 1998 the PTO granted the requests. We received PTO office actions rejecting certain claims of the patents. One of the patents has survived reexamination with amendments and was reissued by the PTO in September 2000. Although we believe the remaining patent will survive the reexamination with amendments, we do not yet know the final outcome of this reexamination proceeding.

     In the event that patents held by VISX are found to be invalid or unenforceable, or in the event that parties against whom VISX is asserting patent infringement are found not to be infringing VISX's patents, our ability to collect license fees from the parties to the litigation or from other sellers or users of laser vision correction equipment in the United States could be adversely affected. In either event, VISX's future results of operations could be materially adversely affected. For additional information and detail regarding the patent-related legal proceedings to which VISX is a party, see "Item 3 -- Legal Proceedings."

     In addition, other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers. LaserSight has filed a lawsuit alleging that VISX infringes a

United States patent licensed to LaserSight. Nidek has filed lawsuits alleging that VISX infringes three of its United States patents and one of its Japanese patents. Additional claims of patent infringement may be asserted against VISX in the future. The defense and prosecution of patent proceedings is costly and involves substantial commitments of management time. Adverse determinations in litigation or other patent proceedings could subject VISX to significant liability to third parties. Although patent and intellectual property disputes in the medical device field have often been settled through licensing or similar arrangements, the costs associated with such arrangements may be substantial and there is no guarantee that licenses would be available to VISX. If VISX were found to infringe a patent held by another, VISX's future results of operations could be materially adversely affected. For additional information and detail regarding the patent-related legal proceedings to which VISX is a party, see "Item 3 -- Legal Proceedings."

GOVERNMENT REGULATION

     U.S. Food and Drug Administration. The VISX STAR(TM) Excimer Laser System and VISX WaveScan(TM) Wave Front System are medical devices, and as such are subject to regulation by the FDA under the Food Drug and Cosmetic Act and by similar agencies outside of the United States. Products manufactured or distributed by VISX are subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the FTC. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-market approval of devices, and criminal prosecution.

     We manufacture our products in accordance with Good Manufacturing Practices ("GMP") regulations, which impose certain procedural and documentation requirements with respect to manufacturing and quality assurance activities. Our manufacturing facilities, procedures and practices have undergone and continue to be subject to GMP compliance inspections conducted by the FDA.

     The FDA's Quality System Regulation ("QSR") went into effect on June 1, 1997. The goal of QSR is to make the existing GMP regulations consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Organization for Standardization (ISO) 9001:1994 "Quality Systems -- Model for Quality Assurance in Design, Development, Production, Installation, and Servicing." On February 3, 1998, we were certified to ISO 9001/EN46001. To ensure continuing compliance with ISO standards, VISX undergoes annual recertification audits, the most recent of which was completed on September 28, 2000. These recertification audits are carried out by registered certification agencies. VISX has successfully passed each annual recertification audit since its initial certification.

     Other Government Regulation. VISX is regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. In addition, VISX is subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement, and VISX's facilities have been inspected by, and are subject to ongoing, periodic inspections by, California regulatory authorities. Sales, manufacturing and further development of the VISX System also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. The impact of such regulations cannot be predicted. VISX products have been tested and certified to comply with all applicable safety requirements for medical devices in the United States and Canada, and bear the ETL-c Mark as evidence of compliance.

     International. Many countries outside the United States do not impose safety and efficacy testing or regulatory approval requirements for medical laser systems. International regulatory requirements vary by country, however, and failure to receive approval in, or meet the requirements of, any country would prevent VISX from selling its products in that country.

     In Europe, the member countries of the European Union have promulgated rules which require that medical products receive the certifications necessary to affix the CE Mark to the device. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO standards for quality assurance and manufacturing processes is one of the CE Mark requirements. VISX is licensed to apply the CE Mark to the VISX System and VISX WaveScan(TM) in accordance with the European Medical Device Directives.

     In Japan, we received regulatory approval for PTK from the Japanese Ministry of Health and Welfare in May 1998 and for myopia, or nearsightedness, with astigmatism in January 2000. VISX is the only United States manufacturer to receive approval for its laser vision correction system in Japan.

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

COMPETITION

     The medical device and ophthalmic laser industries are subject to intense competition and technological change. Laser vision correction for treatment of refractive disorders competes with eyeglasses, contact lenses and Radial Keratotomy (RK), as well as with other technologies and surgical techniques, such as corneal implants, interocular lenses, and surgery using different types of lasers. In addition, the market for laser vision correction systems has become increasingly competitive in recent years as a result of FDA approval of several new laser systems.

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

     In the United States, there are five companies whose excimer laser systems have received FDA approval, namely, those of VISX, Alcon (which purchased Summit Autonomous, Inc.), Nidek, LaserSight and Bausch & Lomb. Alcon and Nidek received FDA approval to commercialize their laser systems at the end of 1998, LaserSight at the end of 1999 and Bausch & Lomb in February 2000. While Bausch & Lomb took a per procedure license from VISX in January 2001, Nidek and LaserSight are actively engaged in commercializing their laser systems in the United States and do not have a license to VISX's patents. Nidek is currently offering laser systems for sale in the United States without requiring purchasers to pay license fees upon use of the system. LaserSight has said they will collect a per-procedure fee from their customers. VISX is pursuing several actions against Nidek and certain of its users for patent infringement in the United States, Canada and France. VISX has also filed a lawsuit alleging patent infringement against LaserSight. See "Legal Proceedings -- Patent and Antitrust Proceedings" below.

     VISX's principal international competitors are Alcon, Asclepion, Bausch & Lomb, LaserSight, Nidek, and Schwind. VISX has licensed certain of its patents to Asclepion, Bausch & Lomb, LaserSight, and Schwind, each of which is obligated to pay VISX royalties when it sells a system covered by VISX's patents outside of the United States. In addition, Alcon has taken a fully-paid license to VISX's non-U.S. patents which covers sales of its systems.

     The proliferation of competitors, both in the United States and internationally, has resulted in a significant increase in pricing and other competitive pressures faced by VISX. VISX is also currently not collecting license fees from competitors that have not entered into licenses with VISX. Increased competition, particularly from competitors that are not licensed under VISX's patent portfolio, may have a material adverse effect on VISX's business, financial position and results of operations.

RESEARCH AND DEVELOPMENT AND REGULATORY

     VISX's research efforts have been the primary source of our products. We intend to maintain our strong commitment to research as an essential component of our product development effort. Toward this end, we incurred research and development expenses, including clinical trial expenses, of $14.9 million in 2000, $15.5 million in 1999, and $11.3 million in 1998. Licensed technology developed by outside parties is an additional source of potential products. We anticipate that research, development and regulatory expenses could be approximately $19 million in 2001.

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

EMPLOYEES

     As of December 31, 2000, VISX had 326 regular employees, 25 temporary employees and 39 consultants. Of the regular employees, 194 are employed in manufacturing and service, 54 in research and development and regulatory, and 78 in general administrative and marketing and sales positions. None of VISX's employees is covered by a collective bargaining agreement. We believe that our relations with employees are good.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS

     Financial information relating to VISX's segments and information on revenues generated in different geographic areas are set forth in Note 2, titled "Segment Reporting," of Notes to Consolidated Financial Statements in Item 8 of this report.

ITEM 2. PROPERTIES

     VISX's operations are currently located in a 108,844 square foot leased facility in Santa Clara, California. The lease for the facility expires in May 2003 with an option to extend the term an additional five years. We sublease 33,579 square feet of the facility to another company. This sublease will expire in May 2001, and we currently intend to reoccupy the space at that time. We also lease approximately 10,000 square feet of warehouse space in Santa Clara under a lease that expires in March 2002.

     VISX also leases warehouse and office space in Tokyo and Osaka, Japan. The two warehouse leases each cover 355 square feet. The first lease expires on March 31, 2001 and the second lease expires on December 31, 2001. The two leases for office space are for 871 and 1,835 square feet and expire on January 31, 2002 and September 30, 2002, respectively.

     We believe our facilities are sufficient to meet our current and reasonably anticipated future requirements. See Note 8 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     VISX is involved in a variety of legal proceedings that affect its business. These include proceedings relating to patents and intellectual property rights, proceedings relating to claims that VISX's activities have violated antirust laws, including proceedings brought by private plaintiffs and governmental agencies, class actions filed under federal securities laws and other litigation proceedings. The nature of these proceedings, and the affect that adverse determinations in the proceedings could have on VISX and its business, financial condition and results of operations, are described below.

PATENT AND ANTITRUST PROCEEDINGS

OVERVIEW

     The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust and securities laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent VISX from manufacturing and selling the VISX System, and therefore could have a material adverse effect on VISX's business, financial position and results of operations.

PATENT LITIGATION: NIDEK AND USERS OF NIDEK LASERS

  United States.

     In December 1998, Nidek received approval to market its laser vision correction systems in the United States and VISX filed a lawsuit in the United States District Court in Northern California alleging that Nidek's laser systems infringe certain VISX patents (USDC ND Cal C98-04842). VISX is seeking injunctive relief and monetary damages in that case. Nidek filed a lawsuit against VISX on March 30, 1999 in the United States District Court in Northern California alleging, among other things, that VISX's use of patents allegedly obtained through inequitable conduct violates certain antitrust laws. This case was consolidated with VISX's action against Nidek for patent infringement.

     In February 2000, four lawsuits filed during 1999 by VISX against certain users of the Nidek laser system were transferred to Multi-District Litigation in the United States District Court in Northern California for the purpose of consolidating them with the actions between VISX and Nidek for pre-trial proceedings (MDL Docket No. 1319, the "California MDL"). In these cases (captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, MD (USDC ED Mich 99-60139); VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al. (USDC SD Cal 99 CV 1029L); and VISX, Incorporated v. Antoine L. Garabet et al. (USDC CD Cal 99-05284)), VISX has alleged, among other things, that the defendants' use of the Nidek laser system infringes one or more of VISX's patents and is seeking an injunction against the defendants prohibiting the use of the Nidek laser system and monetary damages. The defendants in these actions have filed counterclaims seeking, among other things, a declaration of non-infringement, invalidity and unenforceability of the patents asserted by VISX.

     In October 2000, VISX amended its suits against Nidek and certain users of the Nidek laser system to assert only VISX United States Patents Nos. B1 5,108,388 (the "'388 patent") and 5,735,843. In October 2000, VISX also initiated a new proceeding against Antoine L. Garabet in the United States District Court in Northern California (USDC ND Cal CA No. C00-3633-CRB). In December 2000, that case was dismissed without prejudice because it contained parties and claims which were substantially similar to the parties and claims in VISX's lawsuit against Dr. Garabet in the California MDL. The court has entered a scheduling order in the California MDL with respect to patent claims construction issues, but has not otherwise entered a scheduling order for these cases. Discovery is ongoing in the California MDL.

     In January 2001, Nidek filed a lawsuit against VISX in the United States District Court in Northern California alleging infringement of Nidek United States Patents Nos. 5,445,633, 5,624,436 and 6,136,012 and seeking monetary damages and injunctive relief. VISX has filed an answer to this complaint denying infringement and asserting certain other defenses.

     At present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in these lawsuits could limit VISX's ability to collect equipment and license fees in the United States from Nidek as well as from other sellers and users of laser vision correction systems, could give rise to significant monetary damages and could result in an order enjoining the manufacture and sale of the VISX System. Any such adverse determination could therefore have a material adverse effect on VISX's business, financial position and future results of operations.

  International.

     VISX is a plaintiff in patent-related litigation against Nidek in Canada and France. These proceedings, which allege patent infringement by Nidek and certain of its users, were filed by VISX in February 1994 (Canada) and May 1997 (France). The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. Trial in the Canadian proceeding took place in September 1999 and, in December 1999, the Canadian Federal Court ruled that Nidek and the other defendants had not infringed the VISX patents asserted in the case. The court also found that VISX's patents were valid despite the defendants' claims to the contrary. VISX, Nidek and the other defendants have filed appeals of this decision. The proceeding in France is currently in the pleading stage.

     In August 2000, Nidek filed an action in Japan against VISX's Japanese subsidiary and others alleging infringement of Nidek's Japanese Patent No. 2,809,959 and seeking monetary damages and injunctive relief (Tokyo District Court, the 47th Civil Division, Case No. (WA) 16531/2000). VISX thereafter initiated proceedings in the Japanese Patent Office challenging the validity of that Nidek patent.

     At present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in any of these suits could limit VISX's ability to collect license fees in certain markets and could give rise to significant monetary damages. Moreover, an adverse determination in the Japanese proceedings could result in an order enjoining the importation and sale of VISX products to Japan. Any such adverse determinations could have a material adverse effect on VISX's license revenues and its business, financial position and future results of operations.

PATENT LITIGATION: LASERSIGHT

     In November 1999, VISX filed an action alleging that LaserSight had infringed VISX United States Patent No. 4,718,418 (the " '418 patent") in the United States District Court in Delaware (USDC Del. 99-789). In February 2000, LaserSight filed a lawsuit against VISX in the same District Court seeking a declaration of non-infringement and invalidity of the '418 patent and alleging that VISX infringes United States Patent No. 5,630,810 (USDC Del. 00-059) which is licensed to LaserSight. Both parties are seeking monetary damages and injunctive relief. In March 2000, the two actions were consolidated. Discovery is ongoing, and trial is currently scheduled for June 2001. At present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from this case. However, adverse determinations in this action could give rise to monetary damages, could limit VISX's ability to collect license fees, and could result in an order enjoining the manufacture and sale of the VISX System in the United States, any of which, in turn, could have a material adverse effect on VISX's business, financial position and future results of operations.

PATENT LITIGATION: BAUSCH & LOMB

     In September 2000, VISX filed an action against Bausch & Lomb in the United States District Court in Delaware alleging that Bausch & Lomb infringed the '388 patent (USDC Del. CA No 00-849 JJF). In January 2001, the parties reached a settlement of this action which provided, among other things, for the licensing of the '388 patent and other VISX United States patents to Bausch & Lomb.

FEDERAL TRADE COMMISSION ANTITRUST PROCEEDINGS

     On March 24, 1998, the Federal Trade Commission ("FTC") filed an administrative complaint (Docket No. 9286) challenging the existence of Pillar Point, a now-dissolved partnership between VISX Partner, Inc. ("VISX Partner") and Summit Partner, Inc. ("Summit Partner"), and challenging the enforceability of certain patents owned by VISX. On July 8, 1998 VISX reached a settlement with the FTC and entered into a consent decree regarding the dissolution of Pillar Point. On March 4, 1999, the FTC entered an order finalizing that consent decree. The consent decree did not address the portion of the FTC's complaint directed towards the enforceability of certain VISX patents. On June 4, 1999, the FTC released the initial decision of its administrative law judge dismissing the remaining portions of the FTC's complaint against VISX and, on June 21, 1999, the FTC attorneys filed notice that they would appeal the judge's decision to the full Commission. On December 1, 1999, the FTC attorneys filed a conditional motion to dismiss the FTC's complaint. The Commission dismissed the remaining portions of the FTC's complaint on February 7, 2001. As a result, the FTC proceedings against VISX have been concluded.

ANTITRUST CLASS ACTIONS

     Since the commencement of the FTC administrative proceeding on March 24, 1998, a large number of purported class actions have been filed against VISX, Summit and, in some cases, also against their affiliates, VISX Partner, Summit Partner, and Pillar Point. These actions allege, among other things, violations of various state and federal antitrust and unfair competition laws. These cases can be divided into two categories based on the type of class alleged: one on behalf of purported classes of patients, and the other on behalf of purported classes of direct purchasers.

  Patient Class Actions Filed in State Court.

     Several actions filed in California state court on behalf of purported classes of patients have been consolidated into one case in the Superior Court of the State of California for the County of Santa Clara, captioned In re PRK/LASIK Consumer Litigation, No. CV772894 ("In re PRK") filed on June 12, 1998, and naming VISX, VISX Partner, Summit, and Summit Partner as defendants. The plaintiffs in the consolidated action allege violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) on behalf of a putative nationwide class of patients. On May 12, 1999, the court entered an order to which the parties had stipulated conditionally certifying that the class shall include patients in 17 states and the District of Columbia. Discovery is ongoing in this action.

     In addition to the In re PRK action pending in California, VISX has been named in several duplicative actions in other states on behalf of purported classes of patients:

     Florida. In Marks v. Summit Technology Inc., et al., filed on April 27, 1998 in Florida state court, plaintiff brought suit on behalf of a purported class of patients in several states alleging violations of the

Florida antitrust and unfair competition laws. On December 15, 1999, the Marks case was stayed pending the final resolution of the In re PRK action.

     Wisconsin. Worcester v. Summit Technology, Inc. et al. was filed on June 11, 1998 in Wisconsin state court on behalf of a purported class of Wisconsin patients alleging violations of the Wisconsin antitrust and unfair competition laws. In December 1998, the Worcester action was removed to federal court and transferred to the Multi-District Litigation pending in Arizona described below.

     Minnesota. In May 1999, Brisson v. Summit Technology, Inc., VISX, Inc., Summit Partner, Inc., VISX Partner, Inc. and Pillar Point Partners was filed by plaintiff on behalf of a purported class of Minnesota patients alleging violations of Minnesota antitrust laws, seeking unspecified damages and injunctive relief. In June 2000, the court stayed this proceeding pending resolution of the In re PRK action.

  Direct Purchaser Class Actions Filed in Federal Court.

     In addition to the state court actions discussed above, a number of purported class actions alleging violations of federal antitrust laws on behalf of a purported class of direct purchasers have been filed in federal court against VISX, Summit, and, in some cases, Pillar Point. All of these actions have been transferred to the Multi-District Litigation in Arizona described below. In October 1998, the United States District Court in Arizona entered an order for consolidation of these class actions into a case captioned The Antitrust Class Actions (USDC AZ Oct. 21, 1998). In August 2000, the Magistrate Judge issued her Report and Recommendation supporting certification of a nationwide class of direct purchasers who paid per procedure license fees to VISX or Summit between September 1995 and the date of trial. Defendants have objected to this determination and the District Court has not yet issued its final ruling. Discovery is ongoing in this action.

     In each of the antitrust class actions described above the plaintiffs are seeking unspecified damages and injunctive relief for alleged violations of state and/or federal antitrust laws. Although we believe we have meritorious defenses to the claims presented in these actions and intend to defend them vigorously, at this point we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's business, financial position and future results of operations.

MULTI-DISTRICT ANTITRUST LITIGATION INVOLVING PILLAR POINT PARTNERS

     On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. However, Pillar Point continues to be a party in a number of cases. VISX and Summit share Pillar Point's ongoing litigation expenses and each pursues its own interests in such litigation.

     To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point, a number of cases have been transferred to Multi-District Litigation in the United States District Court in Arizona for pretrial proceedings under the caption In re Pillar Point Partners Antitrust and Patent Litigation (MDL No. 1202, the "Arizona MDL"). In addition to the antitrust class actions described above, the following cases are pending in the Arizona MDL:

     Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd.
v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. Both actions were filed in the United States District Court in Northern California. Generally, the plaintiffs allege that the per procedure license fee charged by Pillar Point was a violation of the Sherman Act or of corresponding state antitrust laws and seek injunctions against alleged violations of such laws, as well as monetary damages.

     Freedom Vision Laser Center, LP v. VISX, Incorporated et al. On May 28, 1999, Freedom Vision Laser Center filed an action on behalf of certain physicians, which has been transferred to the Arizona MDL. In that case, the plaintiffs allege, among other things, violations of federal and state antitrust laws and are seeking unspecified damages and injunctive relief.

     Although we believe VISX and Pillar Point have meritorious defenses to the claims presented in these actions and intend to defend them vigorously, at this point we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's business, financial position and future results of operations.

UNFAIR COMPETITION ACTION FILED IN CALIFORNIA STATE COURT

     On January 24, 2000, a case captioned Antoine L. Garabet, M.D. and Abraham
v. Shammas, M.D. v. Summit Technology, Inc. and VISX (CV 787359) was filed in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs brought this action purportedly on behalf of the public under Section 17200 of the Business and Professions Code, California's unfair competition law. The complaint alleges various purported anticompetitive activities, similar to the allegations made in the antitrust class actions described above. Plaintiffs seek injunctive relief, disgorgement of profits, a constructive trust, and attorneys' fees. On December 26, 2000, the court granted defendants' motion to stay the action pending further court action or final resolution of the suits in the In re PRK action and the Arizona MDL. Plaintiffs have appealed this decision to the California Court of Appeal. At this point we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from this case. However, an adverse determination in this action could give rise to significant monetary damages and could have a material adverse effect on VISX's business, financial position and future results of operations.

SECURITIES CLASS ACTIONS AND DERIVATIVE LITIGATION

     VISX and certain of its officers were named as defendants in several substantially similar securities class action lawsuits filed in February and March 2000 in the United States District Court in Northern California. The plaintiffs in these actions purport to represent a class of all persons who purchased VISX's common stock between March 1, 1999 and February 22, 2000. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. In April 2000, the court consolidated the various actions under the caption In re VISX, Inc. Securities Litigation C-00-0649-CRB, and appointed a lead plaintiff. The lead plaintiff thereafter filed his consolidated amended complaint, and the parties stipulated to the certification of a plaintiff class. On September 20, 2000, defendants filed a motion to dismiss the consolidated amended complaint, and on February 27, 2001, the District Court granted defendants' motion and dismissed the consolidated amended complaint with prejudice. Plaintiffs have appealed this decision to the United States Court of Appeals for the Ninth Circuit.

     On April 24, 2000, a purported stockholder derivative action was filed in the Superior Court of the State of California for the County of Santa Clara (CV789364). The complaint alleges that certain of VISX's officers and directors breached fiduciary duties owed to VISX in connection with the circumstances alleged in the securities class action complaints described above. VISX is a nominal defendant in the action and no damages are sought against it. On May 30, 2000, the defendants and nominal defendant filed demurrers to the derivative complaint. On October 3, 2000, the court sustained the demurrers, with leave granted to file an amended derivative complaint. The court also permitted the derivative plaintiffs to conduct limited discovery, which discovery is presently ongoing. An amended derivative complaint must be filed within 30 days after the completion of the limited discovery. There can be no assurance that these suits will be resolved favorably to VISX or will not have a material adverse effect on VISX's business, financial position and future results of operations.

OTHER LITIGATION

     VISX is involved in various other legal proceedings which arise in the normal course of business. These matters include product liability actions, contract disputes and other matters. We could incur significant legal fees in connection with these matters but based on currently available information, VISX believes that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The principal executive officers of VISX are:

             NAME                AGE                              POSITION
             ----                ---                              --------
Mark B. Logan..................  62    Chairman of the Board
Elizabeth H. Davila............  56    President and Chief Executive Officer
Timothy R. Maier...............  52    Executive Vice President, Chief Financial Officer and Treasurer
Douglas H. Post................  49    Executive Vice President, Operations
Derek A. Bertocci..............  47    Vice President, Controller
Carol F.H. Harner, Ph.D. ......  57    Vice President, Research and Development
Frances L. Henville-Shannon....  51    Vice President, Human Resources
John F. Runkel, Jr. ...........  45    Vice President, General Counsel and Secretary
Donald L. Fagen................  47    Vice President, Sales
Joaquin V. Wolff...............  43    Vice President, Marketing

     Mark B. Logan. Mr. Logan is currently Chairman of the Board of VISX and has been since November 1994. He also served as Chief Executive Officer from November 1994 to January 2001 and as President from November 1994 to February 1999. From January 1992 to October 1994, Mr. Logan was Chairman of the Board, President and Chief Executive Officer of Insmed Pharmaceuticals, Inc., a development-stage biopharmaceutical company based in Charlottesville, Virginia. From 1967 to 1992, Mr. Logan held various senior management positions with Bausch & Lomb Incorporated, Becton Dickinson & Company, and American Home Products Corporation. His responsibilities included both medical devices and pharmaceuticals, and domestic and international assignments.

     Elizabeth H. Davila. Ms. Davila has served as Chief Executive Officer since February 2001 and as President since February 1999. She also served as Chief Operating Officer from February 1999 to January 2001, and as Executive Vice President and Chief Operating Officer from May 1995 to February 1999. From 1977 to 1994, Ms. Davila held senior management positions with Syntex Corporation which included Vice President of Quality and Reengineering, Vice President and Director of the company's Drug Development Optimization Program, Vice President of Marketing and Sales for the Syva Company Diagnostics Division and Vice President of Marketing and Sales of the Syntex Ophthalmics Division.

     Timothy R. Maier. Mr. Maier has been Executive Vice President, Chief Financial Officer and Treasurer since December 1999, prior to which he had been Vice President, Chief Financial Officer and Treasurer since June 1995. From 1991 to June 1995, he served as Vice President, Chief Financial Officer of GenPharm International, Inc., a privately held international biotechnology company. From 1976 to 1991, Mr. Maier held various positions with Spectra-Physics, Inc., an international manufacturer of scientific and commercial laser products. His positions included Vice President of Finance, Operations Manager, and International Finance and Administration Manager.

     Douglas H. Post. Mr. Post has been Executive Vice President, Operations since January 2001. Prior to that time he was Vice President, Operations and Customer Support from September 1996 to February 2001. He served as Senior Director, Customer Support from December 1992 to September 1996 and was Senior Vice President, Sales & Customer Support, with VISX Massachusetts Inc. (formerly Questek, Inc.) from February 1985 to December 1992.

     Derek A. Bertocci. Mr. Bertocci has been Vice President, Controller since December 1998. He served as Controller from November 1995 until December 1998. Prior to joining VISX, Mr. Bertocci was Controller for Time Warner Interactive from 1993 to 1995 and Controller and Assistant Treasurer for Datron Systems, Inc. from 1987 to 1993.

     Carol F. H. Harner, Ph.D. Dr. Harner has been Vice President, Research and Development since December 1997. Prior to joining VISX, she was Vice President, Scientific Affairs of Collagen Corporation, and President of CollOptics, Inc., a subsidiary of Collagen Corporation. Before joining Collagen Corporation, Dr. Harner held senior management and scientific positions at Chiron Ophthalmics Inc. from 1986 to 1993, and CooperVision Surgical, from 1984 to 1986. Prior to that time, she was in academia for 13 years.

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

     John F. Runkel, Jr. Mr. Runkel has been Vice President, General Counsel and Secretary since January 2001. Before joining VISX, Mr. Runkel was a partner in the law firm of Sheppard, Mullin, Richter & Hampton, where he practiced law for 17 years.

     Donald L. Fagen. Mr. Fagen has been Vice President, Sales since February 2001. Prior to joining VISX, Mr. Fagen was Vice President, Sales and Marketing for The Hillside Group from 2000 to 2001. From 1999 to 2000, Mr. Fagen was Executive Vice President, Sales and Marketing with ClearVision, Inc. From 1995 to 1999, Mr. Fagen held the position of Director of Sales and Group Purchasing Organizations with Alcon Laboratories. Prior to that time, Mr. Fagen directed sales organizations at CooperVision Surgical from 1985 to 1993 and Sci Med from 1993 to 1995.

     Joaquin V. Wolff. Mr. Wolff has been Vice President of Marketing since July 2000. Mr. Wolff held the position of Director of Marketing with responsibilities in both the Cataract and Vitreoretinal business units of the Surgical Division at Alcon Laboratories from 1990 to 2000. From 1983 to 1990, he held a variety of sales and marketing positions for CooperVision Surgical.

                                    PART II

ITEM 5. MARKET FOR VISX'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the New York Stock Exchange under the symbol "EYE". Prior to September 7, 2000 our stock was traded on the Nasdaq National Market tier of The Nasdaq Stock Market(SM) under the symbol "VISX." The following table sets forth the high and low closing prices of our common stock, after giving effect for the 2 for 1 stock splits distributed in January and May 1999.

                                                             HIGH       LOW
                                                            -------    ------
1999
  First Quarter...........................................  $ 53.78    $22.16
  Second Quarter..........................................    83.00     49.44
  Third Quarter...........................................   103.75     79.09
  Fourth Quarter..........................................    88.13     50.88

2000
  First Quarter...........................................  $ 53.50    $15.50
  Second Quarter..........................................    32.94     14.38
  Third Quarter...........................................    35.00     22.00
  Fourth Quarter..........................................    26.13      9.31

     On March 19, 2001 the last reported sale price of the Common Stock on the New York Stock Exchange was $17.05 per share. We had approximately 765 holders of record of our common stock on that date.

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

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              2000        1999       1998       1997       1996
                                            --------    --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Total revenues............................  $200,248    $271,252   $133,750   $ 68,631   $ 69,664
Cost of revenues..........................    62,684      57,513     31,109     20,598     28,876
Total costs and expenses..................   144,256     129,154     74,530     53,111     55,318
Income from operations....................    55,992     142,098     59,220     15,520     14,346
Litigation settlement.....................    11,856          --     35,000      4,500         --
Net income................................  $ 35,221    $ 91,768   $ 25,590   $ 14,097   $ 17,308
Earnings per share:(A)
  Basic...................................  $   0.57    $   1.45   $   0.42   $   0.23   $   0.28
  Diluted.................................  $   0.55    $   1.35   $   0.39   $   0.22   $   0.27
Shares used for earnings per share:(A)
  Basic...................................    61,431      63,474     61,014     61,716     61,244
  Diluted.................................    63,778      68,119     65,398     63,272     63,896

BALANCE SHEET DATA:
Cash and short-term investments...........  $229,453    $258,359   $116,539   $100,833   $ 88,990
Working capital...........................   245,662     303,546    129,008    103,880     92,878
Total assets..............................   321,507     362,721    176,619    130,352    119,689
Retained earnings (accumulated deficit)...   132,416      97,195      5,427    (20,163)   (34,260)
Stockholders' equity......................  $268,772    $316,793   $138,989   $110,299   $ 99,272

---------------

(A) All share and per share amounts have been adjusted to give effect for the 2 for 1 stock splits effected as 100% stock dividends in January and May 1999.

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

OVERVIEW

     We develop products and procedures to improve people's vision with laser vision correction. Our principal product, the VISX STAR Laser System ("VISX System"), is designed to correct the shape of a person's eyes to reduce or eliminate their need for eyeglasses or contact lenses. The FDA has approved the VISX System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has also approved our WaveScan(TM) Wavefront System ("WaveScan System") which provides a complete refractive analysis of the eye's entire optical system. In the future, we anticipate that doctors will be able to use this analysis to enhance treatments with the VISX System. We sell VisionKey(R) cards to control the use of the VISX System and to collect license fees for the use of our patents.

     The laser vision correction industry is evolving rapidly. New developments and changes in market conditions frequently affect VISX and could harm our business in the future. We may face increased competition from manufacturers and users of other laser vision correction systems or new competition from non-laser methods for correcting a person's vision. Patients' and doctors' desire for laser vision correction using VISX Systems may not grow or may decline in the future. Prices for our products and services may change as the result of new developments in our market. If adverse determinations were rendered in current or future patent and antitrust litigation, damages might be assessed against us and we may not be able to enforce our current patent rights or collect license fees. All of these factors could cause orders and revenues for VISX Systems and VisionKey(R) cards to fluctuate or even decline. Accordingly, our past results may not be useful in predicting our future results.

RESULTS OF OPERATIONS

2000 Compared to 1999

                                                         (000'S)
                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                 REVENUE                      2000          1999        CHANGE
                 -------                    --------      --------      ------
System sales..............................  $ 60,678      $ 74,415       (18)%
  Percent of revenue......................      30.3%         27.4%
License, service and other revenue........  $139,570      $196,837       (29)%
  Percent of revenue......................      69.7%         72.6%
Total.....................................  $200,248      $271,252       (26)%

     Our laser system unit sales and revenue in international markets increased in 2000 over 1999, however in the United States they declined from the prior year. In international markets, the increases were most significant in Asian and Latin American countries. We believe this was due to a combination of factors including customers' enthusiasm for VISX's new products and technology, new distributors, and additional marketing programs. We believe the decline in United States' sales was due principally to increased competition, the slowdown in the economy, and customers deferring purchases until we began production of our next generation STAR S3(TM) Excimer Laser System in the fourth quarter of 2000. Average selling prices during 2000 were lower than in the prior year as the result of increased competition and the anticipated introduction of our next generation STAR S3(TM) Excimer Laser System and our WaveScan System.

     Our U.S. license revenue declined due to our reduction in February 2000 of our U.S. license fee to $100 per procedure from the $250 we had charged since we first entered the U.S. market in 1996. Based on our analysis of sales data and developments in the U.S. laser vision correction market during the first quarter of 2000, we concluded that consumer concerns about the pricing of laser vision correction were dampening the industry's potential for growth. In an effort to address these concerns and to help broaden the appeal for laser vision correction, we reduced our U.S. license fee. Sales of VisionKey(R) cards for licensed procedures in the U.S. increased in 2000 over 1999, however the increase in unit volume was not sufficient to offset the reduction in the per procedure license fee. We believe the lower procedure fee will, in the future, help increase laser vision correction procedures performed in the U.S. using VISX Systems. However, we cannot predict with certainty when or whether growth in procedures will offset the decline in procedure fee, nor even that procedures will increase.

                                                          (000'S)
                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
             COSTS AND EXPENSES                2000         1999        CHANGE
             ------------------               -------      -------      ------
Cost of revenues............................  $62,684      $57,513         9%
  Percent of revenue........................     31.3%        21.2%
Marketing, general and administrative.......  $66,613      $56,166        19%
  Percent of revenue........................     33.3%        20.7%
Research, development and regulatory........  $14,959      $15,475        (3)%
  Percent of revenue........................      7.5%         5.7%

     Cost of revenues increased in 2000 over 1999 primarily because we serviced a larger installed base of systems. Our gross profit margin was lower in 2000 than in 1999 due to lower license fees and lower average selling prices of laser systems as discussed in the preceding section on revenue. Our marketing, general and administrative expenses increased in 2000 over 1999 due to our addition, in the fourth quarter of 2000, of approximately $18 million to our reserves against accounts receivable and other assets due from customers. We were concerned that one or more of our customers would be unable to meet their financial obligations as a result of the dramatic softening in demand in the overall U.S. economy in the fourth quarter of 2000 and increased competition in the laser vision correction industry. Excluding additions to reserves against amounts due from customers, our marketing, general and administrative expenses were 14% lower in 2000 than in 1999. Legal expenses declined because settlements were reached and trials were completed in several cases in the first half of 2000. This contrasts with 1999 during which we incurred substantial legal expenses due to the International Trade Commission ("ITC") trial regarding its investigation of Nidek Co., Ltd., the FTC administrative action, and other patent litigation. Marketing expenses declined principally because we eliminated our direct consumer advertising campaign and focused on other marketing programs in the U.S. Administrative expenses decreased due to lower payments to employees under performance based incentive programs. We increased spending in research and development. Our efforts were focused on developing new capabilities for the VISX STAR Excimer Laser platform, designing new products such as our WaveScan System, and researching new technologies. Our regulatory expenses were lower, mainly due to reduced work outside the U.S. We continued to conduct clinical studies and prepared submissions to obtain additional approvals from the FDA and regulatory authorities in other countries. We anticipate that research, development and regulatory expenses could be approximately $19 million in 2001.

     Interest income increased because interest rates and the average balance of cash invested in interest bearing securities have been higher in 2000 than in 1999. We accrued income taxes based on our expected effective income tax rate of 39.5% for all of 2000, net of credits anticipated. We expect that our effective income tax rate will continue at approximately this level in the future.

  1999 Compared to 1998

                                                         (000'S)
                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                 REVENUE                      1999          1998        CHANGE
                 -------                    --------      --------      ------
System sales..............................  $ 74,415      $ 40,799        82%
  Percent of revenue......................      27.4%         30.5%
License, service and other revenue........  $196,837      $ 92,951       112%
  Percent of revenue......................      72.6%         69.5%
Total.....................................  $271,252      $133,750       103%

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

                                                          (000'S)
                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------
             COSTS AND EXPENSES                1999         1998        CHANGE
             ------------------               -------      -------      ------
Cost of revenues............................  $57,513      $31,109        85%
  Percent of revenue........................     21.2%        23.3%
Marketing, general and administrative.......  $56,166      $32,138        75%
  Percent of revenue........................     20.7%        24.0%
Research, development and regulatory........  $15,475      $11,283        37%
  Percent of revenue........................      5.7%         8.4%

     Cost of revenues increased in 1999 over 1998 because we sold more systems and serviced a larger installed base of systems. Marketing, general and administrative expenses grew in 1999 due to a variety of factors. We increased spending on marketing programs directed towards eye care professionals. We also spent approximately $10.5 million on a direct to consumer marketing campaign during the second half of 1999. Further, our legal expenses increased significantly in 1999 over the prior year due to the ITC proceeding regarding the investigation of Nidek Co., Ltd., the FTC administrative action, and other patent litigation. In research and development, our efforts were directed mainly at developing new products and new capabilities for existing products. We continued to conduct clinical studies and prepare submissions designed to obtain additional approvals from the FDA and regulatory authorities in other countries.

     Interest income increased because we generated cash from operations and invested this in additional interest bearing securities. Our effective income tax rate for 1999 was 40%, up from 14% in 1998 when losses and tax credits carried forward from prior years reduced taxes otherwise due on income earned in 1998.

QUARTERLY RESULTS OF OPERATIONS

     In the following table we present selected items from our quarterly financial results (in 000's except earnings per share).

                                                    1999                                        2000
                                  ----------------------------------------    ----------------------------------------
                                  1ST QTR    2ND QTR    3RD QTR    4TH QTR    1ST QTR    2ND QTR    3RD QTR    4TH QTR
                                  -------    -------    -------    -------    -------    -------    -------    -------
Total revenues..................  $53,949    $62,503    $79,668    $75,132    $63,997    $48,005    $45,714    $42,532
                                  -------    -------    -------    -------    -------    -------    -------    -------
Cost of revenues................   10,597     12,496     17,480     16,940     16,969     16,929     13,905     14,881
Total costs and expenses........   23,325     28,780     41,314     35,735     35,067     32,866     29,232     47,091
Income (loss) from operations...   30,624     33,723     38,354     39,397     28,930     15,139     16,482     (4,559)
Litigation settlement...........       --         --         --         --         --     11,856         --         --
Income (loss) before provision
  (benefit) for income taxes....   32,506     36,255     41,240     42,945     32,597      6,594     19,899       (874)
Provision (benefit) for income
  taxes.........................   12,775     14,729     16,497     17,177     13,039      2,441      7,861       (346)
                                  -------    -------    -------    -------    -------    -------    -------    -------
Net income (loss)...............  $19,731    $21,526    $24,743    $25,768    $19,558    $ 4,153    $12,038    $  (528)
                                  =======    =======    =======    =======    =======    =======    =======    =======
Earnings (loss) per share,
  diluted(A)....................  $  0.29    $  0.32    $  0.36    $  0.38    $  0.30    $  0.07    $  0.19    $ (0.01)
                                  =======    =======    =======    =======    =======    =======    =======    =======
Shares used for earnings (loss)
  per share, diluted(A).........   68,330     68,185     68,727     68,582     66,147     62,910     63,248     60,800
                                  =======    =======    =======    =======    =======    =======    =======    =======

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

     - Developments in antitrust litigation to which we are currently a party;

     - Developments in patent litigation that we have initiated, particularly to the extent that adverse developments in these proceedings could limit our ability to collect license fees from sellers and users of laser vision correction equipment; and

     - Developments in patent litigation in which we are a defendant, particularly to the extent that adverse developments in these proceedings result in damages being assessed against VISX, prevent us from manufacturing or selling our products, or render certain of our patents invalid or unenforceable which would reduce the scope of proprietary protection available to us and could limit our ability to collect license fees from sellers and users of laser vision correction equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments ("cash") and working capital were as follows:

                                                               (000'S)
                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Cash, cash equivalents and short-term investments......  $229,453    $258,359
Working capital........................................   245,662     303,546

     Cash decreased by $29 million in 2000 because we used more cash to buy back stock on the open market ($91 million) than we generated from operations and received from the exercise of stock options.

     In 1997 the board of directors authorized management to repurchase up to 8,000,000 shares of VISX common stock. In February 2000 the board of directors replaced this plan with a new authorization for management to repurchase up to 10,000,000 shares of VISX common stock. Through purchases on the open market in accordance with these authorizations and applicable securities laws, we repurchased 7,306,000 shares at a total cost of $122,203,000 from 1998 through 2000. From January 1 through March 19, 2001, we repurchased 3,146,000 shares at a total cost of $51,930,000. As of March 19, 2001, 3,008,000 shares remain available for repurchase under the board of directors' February 2000 authorization. These share figures have been adjusted for the 2 for 1 stock splits distributed in January and May 1999. Before repurchasing shares, we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

     Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of December 31, 2000 we did not have any borrowings outstanding nor any credit agreements. We believe that our current cash, cash equivalents and short-term investments plus anticipated cash flows from operations will be sufficient to cover our working capital and capital equipment needs at least through the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS No. 133 in the first quarter of 2001. We do not expect the impact of adopting SFAS No. 133 to have a material adverse effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. We invest our cash, beyond that needed for daily operations, in high quality debt securities. We seek primarily to preserve the value and liquidity of our capital, and secondarily to safely earn income from these investments. To accomplish these goals, we invest only in debt securities issued by (1) the U.S. Treasury and U.S. government agencies and corporations and (2) U.S. corporations that meet the following criteria:

     - Rated investment grade "A" or higher by the major rating services

     - Can readily be resold for cash

     - Mature no more than 3 years from our date of purchase

     The following table shows the expected cash flows at maturity from our investments in debt securities ($000's).

                                               2001      2002      2003     2004   2005   BEYOND
                                             --------   -------   -------   ----   ----   ------
Cash equivalents and short-term investments
  (amortized cost as of December 31,
  2000)....................................  $128,364   $63,514   $25,665   $--    $--     $--
Weighted average effective interest rate...       6.2%      7.0%      7.0%   --     --      --

     Foreign Currency Exchange Rate Risk. We sell products in various international markets. Virtually all of these sales are contracted and paid for in U.S. Dollars. As of December 31, 2000 we have no outstanding foreign currency hedge contracts. Accordingly, we have no material foreign currency exchange risk as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      VISX, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 19,686    $ 25,842
  Short-term investments....................................   209,767     232,517
  Accounts receivable, net of allowances for doubtful
     accounts of $5,771 and $1,773, respectively............    34,540      51,254
  Inventories...............................................    14,762      10,669
  Deferred tax assets and prepaid expenses..................    19,642      29,192
                                                              --------    --------
          Total current assets..............................   298,397     349,474
PROPERTY AND EQUIPMENT, NET.................................     4,996       5,681
LONG-TERM DEFERRED TAX AND OTHER ASSETS.....................    18,114       7,566
                                                              --------    --------
                                                              $321,507    $362,721
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $  7,353    $  5,156
  Accrued liabilities.......................................    45,382      40,772
                                                              --------    --------
          Total current liabilities.........................    52,735      45,928
                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)
STOCKHOLDERS' EQUITY:
  Common stock -- $.01 par value, 180,000,000 shares
     authorized; 64,990,089 and 64,890,946 shares issued at
     December 31, 2000 and 1999, respectively...............       650         649
  Additional paid-in capital................................   214,668     220,049
  Less: 4,233,989 and 2,939 common stock treasury shares at
     December 31, 2000 and 1999, respectively, at cost......   (79,946)       (153)
  Accumulated other comprehensive income (loss).............       984        (947)
  Retained earnings.........................................   132,416      97,195
                                                              --------    --------
          Total stockholders' equity........................   268,772     316,793
                                                              --------    --------
                                                              $321,507    $362,721
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
REVENUES:
  System sales.............................................  $ 60,678    $ 74,415    $ 40,799
  License, service and other revenue.......................   139,570     196,837      92,951
                                                             --------    --------    --------
          Total revenues...................................   200,248     271,252     133,750
                                                             --------    --------    --------
COSTS AND EXPENSES:
  Cost of revenues.........................................    62,684      57,513      31,109
  Marketing, general and administrative....................    66,613      56,166      32,138
  Research, development and regulatory.....................    14,959      15,475      11,283
                                                             --------    --------    --------
          Total costs and expenses.........................   144,256     129,154      74,530
                                                             --------    --------    --------
INCOME FROM OPERATIONS.....................................    55,992     142,098      59,220
                                                             --------    --------    --------
OTHER INCOME (EXPENSE):
  Interest income..........................................    14,080      10,848       5,536
  Litigation settlement....................................   (11,856)         --     (35,000)
                                                             --------    --------    --------
     Other income (expense), net...........................     2,224      10,848     (29,464)
                                                             --------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES...................    58,216     152,946      29,756
  Provision for income taxes...............................    22,995      61,178       4,166
                                                             --------    --------    --------
NET INCOME.................................................  $ 35,221    $ 91,768    $ 25,590
                                                             ========    ========    ========
EARNINGS PER SHARE
  Basic....................................................  $   0.57    $   1.45    $   0.42
                                                             ========    ========    ========
  Diluted..................................................  $   0.55    $   1.35    $   0.39
                                                             ========    ========    ========
SHARES USED FOR EARNINGS PER SHARE
  Basic....................................................    61,431      63,474      61,014
                                                             ========    ========    ========
  Diluted..................................................    63,778      68,119      65,398
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                      FOREIGN
                                                    COMMON                           CURRENCY/    COMPRE-   RETAINED    TOTAL
                                           COMMON   STOCK    ADDITIONAL              UNREALIZED   HENSIVE   EARNINGS    STOCK-
                                           SHARES    PAR      PAID-IN     TREASURY    HOLDING     INCOME    (ACCUM.    HOLDERS'
                                           ISSUED   VALUE     CAPITAL      STOCK       GAINS      (LOSS)    DEFICIT)    EQUITY
                                           ------   ------   ----------   --------   ----------   -------   --------   --------
BALANCE, DECEMBER 31, 1997...............  62,070    $620     $133,231    $ (3,442)   $    53               $(20,163)  $110,299
Repurchases of common stock..............     --       --           --     (18,645)        --                     --    (18,645)
Exercise of stock options................     --       --       (5,187)     16,995         --                     --     11,808
Common stock issued under the Employee
  Stock Purchase Plan....................     --       --           15         511         --                     --        526
Income tax benefit arising from employee
  stock option plans.....................     --       --        9,276          --         --                     --      9,276
Comprehensive income:
  Net income.............................     --       --           --          --         --     $25,590     25,590     25,590
  Adjustment for unrealized holding gain
    on available-for-sale securities.....     --       --           --          --        135         135         --        135
                                                                                                  -------
  Comprehensive income...................                                                         $25,725
                                           ------    ----     --------    --------    -------     =======   --------   --------
BALANCE, DECEMBER 31, 1998...............  62,070     620      137,335      (4,581)       188                  5,427    138,989
Repurchases of common stock..............     --       --           --     (12,785)        --                     --    (12,785)
Exercise of stock options................  2,789       28        7,070      17,213         --                     --     24,311
Common stock issued under the Employee
  Stock Purchase Plan....................     32        1          761          --         --                     --        762
Income tax benefit arising from employee
  stock option plans.....................     --       --       74,883          --         --                     --     74,883
Comprehensive income:
  Net income.............................     --       --           --          --         --     $91,768     91,768     91,768
  Foreign currency translation
    adjustment...........................     --       --           --          --         68          68         --         68
  Adjustment for unrealized holding loss
    on available-for-sale securities.....     --       --           --          --     (1,203)     (1,203)        --     (1,203)
                                                                                                  -------
  Comprehensive income...................                                                         $90,633
                                           ------    ----     --------    --------    -------     =======   --------   --------
BALANCE, DECEMBER 31, 1999...............  64,891     649      220,049        (153)      (947)                97,195    316,793
Repurchases of common stock..............     --       --           --     (90,772)        --                     --    (90,772)
Exercise of stock options................     99        1       (5,583)      9,871         --                     --      4,289
Common stock issued under the Employee
  Stock Purchase Plan....................     --       --         (222)      1,108         --                     --        886
Income tax benefit arising from employee
  stock option plans.....................     --       --          424          --         --                     --        424
Comprehensive income:
  Net income.............................     --       --           --          --         --     $35,221     35,221     35,221
  Foreign currency translation
    adjustment...........................     --       --           --          --        (67)        (67)        --        (67)
  Adjustment for unrealized holding gain
    on available-for-sale securities.....     --       --           --          --      1,998       1,998         --      1,998
                                                                                                  -------
  Comprehensive income...................                                                         $37,152
                                           ------    ----     --------    --------    -------     =======   --------   --------
BALANCE, DECEMBER 31, 2000...............  64,990    $650     $214,668    $(79,946)   $   984               $132,416   $268,772
                                           ======    ====     ========    ========    =======               ========   ========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000        1999         1998
                                                           --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................  $ 35,221    $  91,768    $  25,590
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.......................     3,515        3,132        2,083
     Income tax benefit from exercise of stock options...       424       74,883        9,276
     Reserve for doubtful accounts receivable, net
       increase..........................................     3,998          153          806
     Increase (decrease) in cash flows from changes in
       operating assets and liabilities:
       Accounts receivable...............................    12,716      (23,585)     (12,150)
       Inventories.......................................    (4,093)      (3,849)      (2,073)
       Deferred tax assets and prepaid expenses..........     9,550      (13,735)     (13,582)
       Long-term deferred tax and other assets...........    (7,148)      (2,441)      (4,096)
       Accounts payable..................................     2,197        1,474       (1,771)
       Accrued liabilities...............................     4,610        6,824       19,348
                                                           --------    ---------    ---------
       Net cash provided by operating activities.........    60,990      134,624       23,431
                                                           --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net..............................    (2,830)      (3,957)      (1,549)
  Equity investments, technology.........................    (3,400)          --           --
  Short-term investments
     Available-for-sale securities:
       Purchases.........................................   (96,367)    (240,322)    (114,900)
       Proceeds from maturities..........................   121,115       93,271       99,247
                                                           --------    ---------    ---------
  Net cash provided by (used in) investing activities....    18,518     (151,008)     (17,202)
                                                           --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of stock options..............................     5,108       25,141       12,334
  Repurchases of common stock............................   (90,772)     (12,785)     (18,645)
                                                           --------    ---------    ---------
  Net cash provided by (used in) financing activities....   (85,664)      12,356       (6,311)
                                                           --------    ---------    ---------
Net decrease in cash and cash equivalents................    (6,156)      (4,028)         (82)
Cash and cash equivalents, beginning of year.............    25,842       29,870       29,952
                                                           --------    ---------    ---------
Cash and cash equivalents, end of year...................  $ 19,686    $  25,842    $  29,870
                                                           ========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                      VISX, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VISX, Incorporated. We develop products and procedures to improve people's vision with laser vision correction. Our current principal product, the VISX System, is designed to correct the shape of a person's eyes to reduce or eliminate their need for eyeglasses or contact lenses. The FDA has approved the VISX System for use in the treatment of most types of vision problems including nearsightedness, farsightedness, and astigmatism. We sell VisionKey(R) cards to control the use of the VISX System and to collect license fees for the use of our patents.

     Use of Estimates. In order to prepare financial statements in conformity with generally accepted accounting principles ("GAAP"), we are required to make estimates and assumptions. Examples include estimates of our tax liabilities, the amount of our accounts receivable that we will be unable to collect, the potential for inventory obsolescence, or the expenses we will incur to provide service under warranty obligations. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. Our actual results could differ from our estimates.

     Principles of Consolidation. Our consolidated financial statements include the accounts of VISX, Incorporated and its wholly owned subsidiaries (the "Company" or "VISX") after the elimination of significant intercompany accounts and transactions.

     Translation of Foreign Currencies. The local currency is the functional currency for our foreign operations in Japan. Gains and losses from translation of our Japanese foreign operations are included as a component of stockholders' equity. Foreign currency transaction gains and losses are recognized in the statement of operations and have not been material.

     Cash, Cash Equivalents and Short-term Investments. Cash equivalents are debt securities that mature within 90 days after we purchase them and can be resold for cash before they mature. Short-term investments are debt securities that mature more than 90 days after we purchase them. Our short-term investments are all classified as current available-for-sale securities because we may sell them before they reach maturity. They are carried at fair market value, with unrealized holding gains and losses recorded in stockholders' equity. The cost of securities sold is based on the specific identification method.

     Fair Value of Financial Instruments. The values we show for our financial assets and liabilities as of December 31, 2000 and 1999 (including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) approximate the fair market value of these assets and liabilities due to their short maturity.

     Inventories. Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. Inventories consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Raw Materials and Subassemblies..........................  $ 9,278    $ 5,310
Work-in-Process..........................................    4,099      4,756
Finished Goods...........................................    1,385        603
                                                           -------    -------
                                                           $14,762    $10,669
                                                           =======    =======

     Property and Equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally two to seven years, or the term of the related lease in the case of

                      VISX, INCORPORATED AND SUBSIDIARIES
leasehold improvements. Property and equipment is stated at cost and consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Furniture and fixtures..................................  $  2,822    $ 2,745
Machinery and equipment.................................    12,366      9,913
Leasehold improvements..................................     1,904      1,610
                                                          --------    -------
                                                            17,092     14,268
Less: accumulated depreciation and amortization.........   (12,096)    (8,587)
                                                          --------    -------
Property and equipment, net.............................  $  4,996    $ 5,681
                                                          ========    =======

     Revenue Recognition. We record revenue and the cost of installation, training, and warranty services when we ship and, where applicable, install products. Software that is used in our systems is included at the time of shipment. We recognize service revenue when we provide service. We recognize license revenue when we ship VisionKey(R) cards in the United States and when we receive payments from international licensees.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). It provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We adopted SAB No. 101 as required in the fourth quarter of 2000 and there was no material impact to our financial statements as a result.

     Earnings Per Share. Basic earnings per share ("EPS") equals net income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS equals net income available to common stockholders divided by the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
NET INCOME............................................  $35,221    $91,768    $25,590
                                                        =======    =======    =======
BASIC EARNINGS PER SHARE
  Income available to common shareholders.............  $35,221    $91,768    $25,590
  Weighted average common shares outstanding..........   61,431     63,474     61,014
                                                        -------    -------    -------
  Basic earnings per share............................  $  0.57    $  1.45    $  0.42
                                                        =======    =======    =======
DILUTED EARNINGS PER SHARE
  Income available to common shareholders.............  $35,221    $91,768    $25,590
                                                        -------    -------    -------
  Weighted average common shares outstanding..........   61,431     63,474     61,014
  Dilutive potential common shares from stock
     options..........................................    2,347      4,645      4,384
                                                        -------    -------    -------
  Weighted average common shares and dilutive
     potential common shares..........................   63,778     68,119     65,398
                                                        -------    -------    -------
  Diluted earnings per share..........................  $  0.55    $  1.35    $  0.39
                                                        =======    =======    =======

     Options to purchase 2,756,000, 125,000 and 214,000 weighted shares outstanding during 2000, 1999 and 1998, respectively, were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during those years.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging

                      VISX, INCORPORATED AND SUBSIDIARIES

Activities" ("SFAS No. 133"). It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS No. 133 in the first quarter of 2001. We do not expect the impact of adopting SFAS No. 133 to have a material adverse effect on our financial position or results of operations.

NOTE 2. SEGMENT REPORTING

     Segments. Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Our President and CEO is our chief decision maker. Our business is focused on one industry segment, products and procedures to improve people's vision with laser vision correction. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

     Export Revenues. Export revenues accounted for 17%, 8% and 12% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for any of the three years ended December 31, 2000. In the following table we have presented our export revenues by geographic region (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Europe................................................  $ 6,056    $ 4,554    $ 3,355
Americas (excluding the United States)................    5,221      3,287      4,810
Asia and Other........................................   22,256     14,640      8,406
                                                        -------    -------    -------
                                                        $33,533    $22,481    $16,571
                                                        =======    =======    =======

     Major Customers. Laser Vision Centers, Inc. accounted for 10%, 13% and 10% of total revenues in 2000, 1999 and 1998, respectively. TLC Laser Eye Centers, Inc. accounted for 9%, 12% and 11% of total revenues in 2000, 1999 and 1998, respectively. No other customer accounted for 10% or more of sales during any of the three years ended December 31, 2000.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 3. INVESTMENTS

     Investments in securities consisted of the following (in thousands):

                                             DECEMBER 31, 2000                    DECEMBER 31, 1999
                                     ----------------------------------   ----------------------------------
                                                   GROSS                                GROSS
                                                 UNREALIZED   AGGREGATE               UNREALIZED   AGGREGATE
                                     AMORTIZED      GAIN        FAIR      AMORTIZED      GAIN        FAIR
                                       COST        (LOSS)       VALUE       COST        (LOSS)       VALUE
                                     ---------   ----------   ---------   ---------   ----------   ---------
SHORT-TERM INVESTMENTS
  Available-for-Sale Securities
     Debt securities of the U.S
       Treasury and U.S. government
       agencies and corporations...  $ 53,607       $ 93      $ 53,700    $ 97,714     $  (604)    $ 97,110
     Debt securities of U.S.
       corporations................   155,177        890       156,067     135,818        (411)     135,407
                                     --------       ----      --------    --------     -------     --------
                                      208,784        983       209,767     233,532      (1,015)     232,517
CASH EQUIVALENTS
  Available-for-Sale Securities
     Debt securities of U.S.
       corporations................     8,759         --         8,759      20,309          --       20,309
                                     --------       ----      --------    --------     -------     --------
          Total investments........  $217,543       $983      $218,526    $253,841     $(1,015)    $252,826
                                     ========       ====      ========    ========     =======     ========

     There were no gross realized gains or losses on available-for-sale securities. All available-for-sale securities held at December 31, 2000 mature within three years of that date.

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Payroll and related accruals.............................  $ 3,898    $ 5,869
Accrued warranty and training expenses...................    5,930      6,391
Accrued royalties........................................      363      1,850
Deposits and deferred revenue............................   11,974     10,216
Accrued sales promotions and distributor commissions.....   10,535      5,019
Accrued income and sales taxes...........................    9,419      8,367
Accrued legal expenses...................................    1,143      2,330
Other....................................................    2,120        730
                                                           -------    -------
                                                           $45,382    $40,772
                                                           =======    =======

NOTE 5. STOCK BASED COMPENSATION PLANS

     We have two open stock option plans, the 2000 Stock Plan (the "2000 Plan") and the 1995 Director Option Plan (the "Director Plan"), and an Employee Stock Purchase Plan (the "Purchase Plan"). In addition, we have five terminated stock option plans with options still outstanding.

     We may account for these plans following either Accounting Principles Board Opinion No. 25 ("APB No. 25") or Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"). We have elected to follow APB No. 25 and, accordingly, have recorded no compensation expense associated with these plans. If we had elected to follow SFAS No. 123, we would have recorded compensation expense for options granted

                      VISX, INCORPORATED AND SUBSIDIARIES
under these plans and our net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except per share data).

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                          2000       1999       1998
                                                         -------    -------    -------
Net Income..............................  As Reported    $35,221    $91,768    $25,590
                                          Pro Forma       12,830     69,868     18,733
Diluted Earnings Per Share..............  As Reported    $  0.55    $  1.35    $  0.39
                                          Pro Forma         0.20       1.03       0.29

     Under SFAS No. 123 the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 2000, 1999 and 1998, respectively: risk-free interest rates of 6.3, 5.4 and 5.4 percent, expected volatility of 78, 68 and 51 percent, no expected dividends, and an expected life of 0.97, 1.15 and 1.70 years beyond the vest date for each year's vesting increment of an option.

     Under the Purchase Plan, we may sell up to 2,000,000 shares of common stock to our eligible, full-time employees who do not own 5% or more of our outstanding common stock. Employees can allocate up to 10% of their wages to purchase our stock at 85% of the fair market value of the stock on the first day or the end of each six month segment of a two year offering period, whichever is lower. We sold 58,198 shares, 31,675 shares and 69,680 shares in 2000, 1999 and 1998, respectively, and 592,377 shares cumulatively through December 31, 2000. Accordingly, 1,407,623 shares were available for grant under the Purchase Plan at December 31, 2000. The weighted average fair market value of shares sold in 2000 was $17.91 per share.

     As of December 31, 2000 we were authorized to grant options for up to 3,000,000 shares under the 2000 Plan and 1,000,000 shares under the Director Plan. Through December 31, 2000 we have granted options on 334,025 shares and 315,000 shares, respectively, under these two plans and 2,686,125 and 685,000 shares, respectively, were available for grant under these two plans at December 31, 2000. Under both plans the option exercise price equals the stock's market price on the date of grant, options generally vest 25% one year after the date of grant and ratably thereafter over three years, and options expire ten years from the date of grant. Options outstanding under the four terminated stock option plans have generally the same eligibility and vesting terms as those described for the 2000 Plan, though no further options may be granted under these terminated plans.

     A summary of the status of the Company's stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the following tables. Share amounts are shown in thousands.

                                                              YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------
                                                  2000                 1999                  1998
                                           ------------------   -------------------   -------------------
                                                    WTD. AVG.             WTD. AVG.             WTD. AVG.
                ACTIVITY                   SHARES   EX. PRICE   SHARES    EX. PRICE   SHARES    EX. PRICE
                --------                   ------   ---------   -------   ---------   -------   ---------
Outstanding, start of year...............   6,759    $17.61       8,308    $ 7.34       7,866     $5.69
Granted..................................   2,260     22.80       2,048     41.70       3,314      9.36
Exercised................................    (597)     7.19      (3,499)     7.10      (2,358)     4.93
Forfeited................................    (484)    26.64         (98)    25.30        (514)     6.26
                                           ------               -------               -------
Outstanding, end of year.................   7,938     19.32       6,759     17.61       8,308      7.34
                                           ======               =======               =======
Exercisable, end of year.................   4,033    $16.02       2,229    $11.33       2,736     $5.77
                                           ======               =======               =======
Weighted average fair value per option
  granted................................  $11.31               $ 17.16               $  4.27
                                           ======               =======               =======

                      VISX, INCORPORATED AND SUBSIDIARIES

                                         DECEMBER 31, 2000
                  ---------------------------------------------------------------
                           OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                  -------------------------------------   -----------------------
                                             WTD. AVG.
                             WTD. AVG.      YEARS LEFT               WTD. AVG.
EXERCISE PRICES   SHARES   EXERCISE PRICE   TO EXERCISE   SHARES   EXERCISE PRICE
---------------   ------   --------------   -----------   ------   --------------
$ 2.81 - $  5.58    892        $ 4.96           5.7         808        $ 4.92
  5.63 -    5.88  1,499          5.72           7.0         972          5.72
  5.91 -   11.94  1,037          8.46           6.4         773          8.49
 12.00 -   18.25  1,099         17.05           8.8         137         14.80
 18.56 -   25.81  1,496         23.43           8.8         216         19.04
 26.13 -   30.50  1,307         30.19           8.3         874         30.50
 30.56 -  100.75    608         63.07           8.5         253         62.13
                  -----                                   -----
$ 2.81 - $100.75  7,938        $19.32           7.7       4,033        $16.02
                  =====                                   =====

NOTE 6. STOCKHOLDERS' EQUITY

     In 1997 the board of directors authorized management to repurchase up to 8,000,000 shares of VISX common stock. In February 2000 the board of directors replaced this plan with a new authorization for management to repurchase up to 10,000,000 shares of VISX common stock. Through purchases on the open market in accordance with these authorizations and applicable securities laws, we repurchased 7,306,000 shares at a total cost of $122,203,000 from 1998 through 2000. From January 1 through March 19, 2001, we repurchased 3,146,000 shares at a total cost of $51,930,000. Accordingly, 3,008,000 shares remain available as of March 19, 2001 for repurchase under the board of directors' February 2000 authorization. These share figures have been adjusted for the 2 for 1 stock splits distributed in January and May 1999. Before repurchasing shares, we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

NOTE 7. INCOME TAXES

     Our provision for income taxes consisted of the following (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                               2000        1999        1998
                                              -------    --------    --------
Current:
  Federal...................................  $15,431    $ 60,764    $ 13,929
  State.....................................    5,930      14,340       4,350
                                              -------    --------    --------
                                               21,361      75,104      18,279
                                              -------    --------    --------
Deferred, net
  Federal...................................    3,315     (11,891)    (12,309)
  State.....................................   (1,681)     (2,035)     (1,804)
                                              -------    --------    --------
                                                1,634     (13,926)    (14,113)
                                              -------    --------    --------
Net tax provision...........................  $22,995    $ 61,178    $  4,166
                                              =======    ========    ========

                      VISX, INCORPORATED AND SUBSIDIARIES

     Our provision for income taxes is comprised of the following elements, all expressed as a percentage of income before provision for income taxes.

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                        2000     1999      1998
                                                        -----    -----    ------
Statutory Federal income tax rate.....................  35.0%    35.0%     35.0%
State income taxes, net of Federal benefit............   5.6      5.2       5.6
R&D credit and foreign sales corporation benefit......  (1.1)    (0.2)     (0.7)
Change in valuation allowance.........................    --       --     (25.9)
                                                        ----     ----     -----
Effective income tax rate.............................  39.5%    40.0%     14.0%
                                                        ====     ====     =====

     We paid $19,319,000 and $1,556,000 in income taxes during 2000 and 1998, respectively. We received $171,000 in net income tax refunds during 1999.

     Our net deferred income tax assets were as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Net operating loss carryforwards
  Federal................................................  $    --    $ 8,400
  State..................................................       --        800
Cumulative temporary differences
  Allowance for doubtful receivables.....................    9,000        800
  Inventory reserves.....................................    1,500        900
  Warranty reserves......................................    2,300      2,400
  Accrued sales promotions and commissions...............      600      1,800
  Deferred revenue.......................................    6,500      1,700
  State income taxes.....................................    1,500      4,600
  Patent amortization....................................    1,000        700
  Other temporary differences............................    4,000      2,800
Tax credit carryforwards.................................      300      3,400
                                                           -------    -------
Net deferred income tax asset............................  $26,700    $28,300
                                                           =======    =======

     We believe it is more likely than not that we will generate sufficient taxable income in the future to take full benefit for temporary differences and the tax credit carryforwards. Therefore, in accordance with GAAP, we have no valuation allowance for our deferred income tax assets. However, given that the laser vision correction industry is still evolving rapidly, we can provide no assurance that our expectation for future taxable income will be realized. As of December 31, 2000 we had Federal tax credit carryforwards of approximately $300,000 that expire in 2019.

                      VISX, INCORPORATED AND SUBSIDIARIES

NOTE 8. COMMITMENTS

     We lease facilities and equipment under operating leases that expire through 2005. Our expense under these leases was $1,074,000, $1,040,000 and $1,027,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Our future minimum lease commitments, net of subleases, are as follows (all amounts are shown in thousands).

                                                       GROSS    SUBLEASE    NET
                                                       ------   --------   ------
YEAR ENDED DECEMBER 31,
2001.................................................  $1,725    $(215)    $1,510
2002.................................................   1,609       --      1,609
2003.................................................     679       --        679
2004.................................................      47       --         47
2005.................................................      43       --         43
Thereafter...........................................      --       --         --
                                                       ------    -----     ------
          Total minimum lease payments...............  $4,103    $(215)    $3,888
                                                       ======    =====     ======

NOTE 9. LITIGATION

     VISX is involved in a variety of legal proceedings that affect its business. These include proceedings relating to patents and intellectual property rights, proceedings relating to claims that VISX's activities have violated antirust laws, including proceedings brought by private plaintiffs and governmental agencies, class actions filed under federal securities laws and other litigation proceedings. The nature of these proceedings, and the affect that adverse determinations in the proceedings could have on VISX and its business, financial condition and results of operations, are described below.

PATENT AND ANTITRUST PROCEEDINGS

OVERVIEW

     The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX's use of patents and its business practices are being contested in several proceedings as violations of antitrust and securities laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent VISX from manufacturing and selling the VISX System, and therefore could have a material adverse effect on VISX's business, financial position and results of operations.

PATENT LITIGATION: NIDEK AND USERS OF NIDEK LASERS

  United States.

     In December 1998, Nidek received approval to market its laser vision correction systems in the United States and VISX filed a lawsuit in the United States District Court in Northern California alleging that Nidek's laser systems infringe certain VISX patents (USDC ND Cal C98-04842). VISX is seeking injunctive relief and monetary damages in that case. Nidek filed a lawsuit against VISX on March 30, 1999 in the United States District Court in Northern California alleging, among other things, that VISX's use of patents allegedly obtained through inequitable conduct violates certain antitrust laws. This case was consolidated with VISX's action against Nidek for patent infringement.

                      VISX, INCORPORATED AND SUBSIDIARIES

     In February 2000, four lawsuits filed during 1999 by VISX against certain users of the Nidek laser system were transferred to Multi-District Litigation in the United States District Court in Northern California for the purpose of consolidating them with the actions between VISX and Nidek for pre-trial proceedings (MDL Docket No. 1319, the "California MDL"). In these cases (captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, MD (USDC ED Mich 99-60139); VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al. (USDC SD Cal 99 CV 1029L); and VISX, Incorporated v. Antoine L. Garabet et al. (USDC CD Cal 99-05284)), VISX has alleged, among other things, that the defendants' use of the Nidek laser system infringes one or more of VISX's patents and is seeking an injunction against the defendants prohibiting the use of the Nidek laser system and monetary damages. The defendants in these actions have filed counterclaims seeking, among other things, a declaration of non-infringement, invalidity and unenforceability of the patents asserted by VISX.

     In October 2000, VISX amended its suits against Nidek and certain users of the Nidek laser system to assert only VISX United States Patents Nos. B1 5,108,388 (the "'388 patent") and 5,735,843. In October 2000, VISX also initiated a new proceeding against Antoine L. Garabet in the United States District Court in Northern California (USDC ND Cal CA No. C00-3633-CRB). In December 2000, that case was dismissed without prejudice because it contained parties and claims which were substantially similar to the parties and claims in VISX's lawsuit against Dr. Garabet in the California MDL. The court has entered a scheduling order in the California MDL with respect to patent claims construction issues, but has not otherwise entered a scheduling order for these cases. Discovery is ongoing in the California MDL.

     In January 2001, Nidek filed a lawsuit against VISX in the United States District Court in Northern California alleging infringement of Nidek United States Patents Nos. 5,445,633, 5,624,436 and 6,136,012 and seeking monetary damages and injunctive relief. VISX has filed an answer to this complaint denying infringement and asserting certain other defenses.

     At present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in these lawsuits could limit VISX's ability to collect equipment and license fees in the United States from Nidek as well as from other sellers and users of laser vision correction systems, could give rise to significant monetary damages and could result in an order enjoining the manufacture and sale of the VISX System. Any such adverse determination could therefore have a material adverse effect on VISX's business, financial position and future results of operations.

  International.

     VISX is a plaintiff in patent-related litigation against Nidek in Canada and France. These proceedings, which allege patent infringement by Nidek and certain of its users, were filed by VISX in February 1994 (Canada) and May 1997 (France). The defendants have contested VISX's infringement claims as well as the validity of VISX's patents. Trial in the Canadian proceeding took place in September 1999 and, in December 1999, the Canadian Federal Court ruled that Nidek and the other defendants had not infringed the VISX patents asserted in the case. The court also found that VISX's patents were valid despite the defendants' claims to the contrary. VISX, Nidek and the other defendants have filed appeals of this decision. The proceeding in France is currently in the pleading stage.

     In August 2000, Nidek filed an action in Japan against VISX's Japanese subsidiary and others alleging infringement of Nidek's Japanese Patent No. 2,809,959 and seeking monetary damages and injunctive relief (Tokyo District Court, the 47th Civil Division, Case No. (WA) 16531/2000). VISX thereafter initiated proceedings in the Japanese Patent Office challenging the validity of that Nidek patent.

                      VISX, INCORPORATED AND SUBSIDIARIES

     At present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in any of these suits could limit VISX's ability to collect license fees in certain markets and could give rise to significant monetary damages. Moreover, an adverse determination in the Japanese proceedings could result in an order enjoining the importation and sale of VISX products to Japan. Any such adverse determinations could have a material adverse effect on VISX's license revenues and its business, financial position and future results of operations.

PATENT LITIGATION: LASERSIGHT

     In November 1999, VISX filed an action alleging that LaserSight had infringed VISX United States Patent No. 4,718,418 (the "'418 patent") in the United States District Court in Delaware (USDC Del. 99-789). In February 2000, LaserSight filed a lawsuit against VISX in the same District Court seeking a declaration of non-infringement and invalidity of the '418 patent and alleging that VISX infringes United States Patent No. 5,630,810 (USDC Del. 00-059) which is licensed to LaserSight. Both parties are seeking monetary damages and injunctive relief. In March 2000, the two actions were consolidated. Discovery is ongoing, and trial is currently scheduled for June 2001. At present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from this case. However, adverse determinations in this action could give rise to monetary damages, could limit VISX's ability to collect license fees, and could result in an order enjoining the manufacture and sale of the VISX System in the United States, any of which, in turn, could have a material adverse effect on VISX's business, financial position and future results of operations.

FEDERAL TRADE COMMISSION ANTITRUST PROCEEDINGS

     On March 24, 1998, the Federal Trade Commission ("FTC") filed an administrative complaint (Docket No. 9286) challenging the existence of Pillar Point, a now-dissolved partnership between VISX Partner, Inc. ("VISX Partner") and Summit Partner, Inc. ("Summit Partner"), and challenging the enforceability of certain patents owned by VISX. On July 8, 1998 VISX reached a settlement with the FTC and entered into a consent decree regarding the dissolution of Pillar Point. On March 4, 1999, the FTC entered an order finalizing that consent decree. The consent decree did not address the portion of the FTC's complaint directed towards the enforceability of certain VISX patents. On June 4, 1999, the FTC released the initial decision of its administrative law judge dismissing the remaining portions of the FTC's complaint against VISX and, on June 21, 1999, the FTC attorneys filed notice that they would appeal the judge's decision to the full Commission. On December 1, 1999, the FTC attorneys filed a conditional motion to dismiss the FTC's complaint. The Commission dismissed the remaining portions of the FTC's complaint on February 7, 2001. As a result, the FTC proceedings against VISX have been concluded.

ANTITRUST CLASS ACTIONS

     Since the commencement of the FTC administrative proceeding on March 24, 1998, a large number of purported class actions have been filed against VISX, Summit and, in some cases, also against their affiliates, VISX Partner, Summit Partner, and Pillar Point. These actions allege, among other things, violations of various state and federal antitrust and unfair competition laws. These cases can be divided into two categories based on the type of class alleged: one on behalf of purported classes of patients, and the other on behalf of purported classes of direct purchasers.

  Patient Class Actions Filed in State Court.

     Several actions filed in California state court on behalf of purported classes of patients have been consolidated into one case in the Superior Court of the State of California for the County of Santa Clara,

                      VISX, INCORPORATED AND SUBSIDIARIES
captioned In re PRK/LASIK Consumer Litigation, No. CV772894 ("In re PRK") filed on June 12, 1998, and naming VISX, VISX Partner, Summit, and Summit Partner as defendants. The plaintiffs in the consolidated action allege violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) on behalf of a putative nationwide class of patients. On May 12, 1999, the court entered an order to which the parties had stipulated conditionally certifying that the class shall include patients in 17 states and the District of Columbia. Discovery is ongoing in this action.

     In addition to the In re PRK action pending in California, VISX has been named in several duplicative actions in other states on behalf of purported classes of patients:

     Florida. In Marks v. Summit Technology Inc., et al., filed on April 27, 1998 in Florida state court, plaintiff brought suit on behalf of a purported class of patients in several states alleging violations of the Florida antitrust and unfair competition laws. On December 15, 1999, the Marks case was stayed pending the final resolution of the In re PRK action.

     Wisconsin. Worcester v. Summit Technology, Inc. et al. was filed on June 11, 1998 in Wisconsin state court on behalf of a purported class of Wisconsin patients alleging violations of the Wisconsin antitrust and unfair competition laws. In December 1998, the Worcester action was removed to federal court and transferred to the Multi-District Litigation pending in Arizona described below.

     Minnesota. In May 1999, Brisson v. Summit Technology, Inc., VISX, Inc., Summit Partner, Inc., VISX Partner, Inc. and Pillar Point Partners was filed by plaintiff on behalf of a purported class of Minnesota patients alleging violations of Minnesota antitrust laws, seeking unspecified damages and injunctive relief. In June 2000, the court stayed this proceeding pending resolution of the In re PRK action.

  Direct Purchaser Class Actions Filed in Federal Court.

     In addition to the state court actions discussed above, a number of purported class actions alleging violations of federal antitrust laws on behalf of a purported class of direct purchasers have been filed in federal court against VISX, Summit, and, in some cases, Pillar Point. All of these actions have been transferred to the Multi-District Litigation in Arizona described below. In October 1998, the United States District Court in Arizona entered an order for consolidation of these class actions into a case captioned The Antitrust Class Actions (USDC AZ Oct. 21, 1998). In August 2000, the Magistrate Judge issued her Report and Recommendation supporting certification of a nationwide class of direct purchasers who paid per procedure license fees to VISX or Summit between September 1995 and the date of trial. Defendants have objected to this determination and the District Court has not yet issued its final ruling. Discovery is ongoing in this action.

     In each of the antitrust class actions described above the plaintiffs are seeking unspecified damages and injunctive relief for alleged violations of state and/or federal antitrust laws. Although we believe we have meritorious defenses to the claims presented in these actions and intend to defend them vigorously, at this point we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's business, financial position and future results of operations.

MULTI-DISTRICT ANTITRUST LITIGATION INVOLVING PILLAR POINT PARTNERS

     On June 4, 1998 VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. However, Pillar Point continues to be a party in a number of cases. VISX and Summit share Pillar Point's ongoing litigation expenses and each pursues its own interests in such litigation.

                      VISX, INCORPORATED AND SUBSIDIARIES

     To consolidate conflicting discovery requests and save resources and management time with respect to certain litigation involving Pillar Point, a number of cases have been transferred to Multi-District Litigation in the United States District Court in Arizona for pretrial proceedings under the caption In re Pillar Point Partners Antitrust and Patent Litigation (MDL No. 1202, the "Arizona MDL"). In addition to the antitrust class actions described above, the following cases are pending in the Arizona MDL:

     Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd.
v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. Both actions were filed in the United States District Court in Northern California. Generally, the plaintiffs allege that the per procedure license fee charged by Pillar Point was a violation of the Sherman Act or of corresponding state antitrust laws and seek injunctions against alleged violations of such laws, as well as monetary damages.

     Freedom Vision Laser Center, LP v. VISX, Incorporated et al. On May 28, 1999, Freedom Vision Laser Center filed an action on behalf of certain physicians, which has been transferred to the Arizona MDL. In that case, the plaintiffs allege, among other things, violations of federal and state antitrust laws and are seeking unspecified damages and injunctive relief.

     Although we believe VISX and Pillar Point have meritorious defenses to the claims presented in these actions and intend to defend them vigorously, at this point we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in one or more of these cases could give rise to significant monetary damages and could limit VISX's ability to collect license fees which, in turn, could have a material adverse effect on VISX's business, financial position and future results of operations.

UNFAIR COMPETITION ACTION FILED IN CALIFORNIA STATE COURT

     On January 24, 2000, a case captioned Antoine L. Garabet, M.D. and Abraham
v. Shammas, M.D. v. Summit Technology, Inc. and VISX (CV 787359) was filed in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs brought this action purportedly on behalf of the public under Section 17200 of the Business and Professions Code, California's unfair competition law. The complaint alleges various purported anticompetitive activities, similar to the allegations made in the antitrust class actions described above. Plaintiffs seek injunctive relief, disgorgement of profits, a constructive trust, and attorneys' fees. On December 26, 2000, the court granted defendants' motion to stay the action pending further court action or final resolution of the suits in the In re PRK action and the Arizona MDL. Plaintiffs have appealed this decision to the California Court of Appeal. At this point we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from this case. However, an adverse determination in this action could give rise to significant monetary damages and could have a material adverse effect on VISX's business, financial position and future results of operations.

SECURITIES CLASS ACTIONS AND DERIVATIVE LITIGATION

     VISX and certain of its officers were named as defendants in several substantially similar securities class action lawsuits filed in February and March 2000 in the United States District Court in Northern California. The plaintiffs in these actions purport to represent a class of all persons who purchased VISX's common stock between March 1, 1999 and February 22, 2000. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. In April 2000, the court consolidated the various actions under the caption In re VISX, Inc. Securities Litigation C-00-0649-CRB, and appointed a lead plaintiff. The lead plaintiff thereafter filed his consolidated amended complaint, and the parties stipulated to the certification of a plaintiff class. On September 20, 2000, defendants filed a motion to dismiss the consolidated amended complaint. The disposition of this motion is discussed below in Footnote 10.

                      VISX, INCORPORATED AND SUBSIDIARIES

     On April 24, 2000, a purported stockholder derivative action was filed in the Superior Court of the State of California for the County of Santa Clara (CV789364). The complaint alleges that certain of VISX's officers and directors breached fiduciary duties owed to VISX in connection with the circumstances alleged in the securities class action complaints described above. VISX is a nominal defendant in the action and no damages are sought against it. On May 30, 2000, the defendants and nominal defendant filed demurrers to the derivative complaint. On October 3, 2000, the court sustained the demurrers, with leave granted to file an amended derivative complaint. The court also permitted the derivative plaintiffs to conduct limited discovery, which discovery is presently ongoing. An amended derivative complaint must be filed within 30 days after the completion of the limited discovery. There can be no assurance that these suits will be resolved favorably to VISX or will not have a material adverse effect on VISX's business, financial position and future results of operations.

LITIGATION SETTLEMENTS IN 2000

     VISX settled a number of litigation matters during 2000. Among the claims settled were the antitrust and other claims against VISX filed by Jon Dishler, DTC Eye Surgery Center, Inc., DTC Eye Associates, PC, Laser Institute of the Rockies, LLC, and TELCO The Excimer Laser Compay Pty, Ltd. in the United States District Court in Colorado. The settlement also included a resolution of the claims filed in 1996 by Pillar Point, Summit Partner, and VISX Partner against those same parties.

     Also settled was the action filed by John Taboada against Stephen Trokel, VISX, and VISX Partner in the United States District Court in West Texas (USDC West. Dist. Tex. SA-97-CA-794-FB) seeking, among other things, a declaration that Taboada was the inventor of the '388 patent and a payment of royalties received by VISX for the '388 patent. In connection with the settlement, the parties signed and filed with the court a stipulated judgment stating that Dr. Trokel is the sole inventor of the '388 patent. A stipulated dismissal was also filed in the proceeding initiated by Taboada in the United States District Court in the District of Columbia in which Taboada had sought a stay of the reexamination of the '388 patent.

     VISX also settled an action filed against it by a group of former clinical investigators of the system made by Taunton Technologies Corporation in which the plaintiffs alleged federal antitrust law violations, breach of contract, and unjust enrichment.

     In connection with these settlements, VISX paid a total of $11,856,000 in one-time payments and related costs and fees.

     In September 2000, VISX filed an action against Bausch & Lomb in the United States District Court in Delaware alleging that Bausch & Lomb infringed the '388 patent (USDC Del. CA No 00-849 JJF). In January 2001, the parties reached a settlement of this action which provided, among other things, for the licensing of the '388 patent and other VISX United States patents to Bausch & Lomb.

OTHER LITIGATION

     VISX is involved in various other legal proceedings which arise in the normal course of business. These matters include product liability actions, contract disputes and other matters. We could incur significant legal fees in connection with these matters but based on currently available information, VISX believes that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

NOTE 10. SUBSEQUENT EVENTS (UNAUDITED)

     On February 27, 2001, the United States District Court in Northern California dismissed the consolidated amended complaint filed under the caption In re Visx, Inc. Securities Litigation (No. C-00-0649-CRB) with prejudice. On March 6, 2001, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VISX, Incorporated:

     We have audited the accompanying consolidated balance sheets of VISX, Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

San Jose, California
January 15, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF VISX

     The information required by this Item 10 regarding directors of VISX is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in VISX's definitive Proxy Statement (the "2001 Proxy Statement") to be filed with the SEC and relating to its Annual Meeting of Stockholders to be held on May 4, 2001. For information regarding the executive officers of VISX, reference is made to Part I, Item 4A of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 regarding compensation of VISX's directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 2001 Proxy Statement sections "Further Information Concerning the Board of Directors -- Director Compensation," "Executive Compensation" and "Performance Graph".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of VISX is incorporated into this item by reference to the 2001 Proxy Statement section "Principal Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 regarding certain relationships and related transactions with management of VISX is incorporated into this item by reference to the 2001 Proxy Statement sections "Further Information Concerning the Board of Directors" and "Executive Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2000:

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

(b) REPORTS ON FORM 8-K.

     One report on Form 8-K was filed during the fourth quarter of 2000:

          (1) Form 8-K filed on December 13, 2000 under Item 5 (Other Events) to which we attached (i) a copy of a VISX Press Release dated December 8, 2000 announcing the amendment of the Company's By-laws and (ii) a copy of a letter to stockholders dated December 8, 2000 announcing the continuing consideration of strategic alternatives.

(c) EXHIBITS.

     See Index to Exhibits.

(d) FINANCIAL STATEMENT SCHEDULES.

     See Item 14(a)2, above.

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE     ADDITIONS                   BALANCE
                                                        AT       CHARGED TO                    AT
                                                     START OF    COSTS AND                   END OF
                    DESCRIPTION                       PERIOD      EXPENSES     DEDUCTIONS    PERIOD
                    -----------                      --------    ----------    ----------    -------
Year Ended December 31, 1998
  - Allowance for reserves against accounts
    receivable and other assets due from
    customers......................................   $  814      $   810         $  4       $1,620
Year Ended December 31, 1999
  - Allowance for reserves against accounts
    receivable and other assets due from
    customers......................................    1,620          166           13        1,773
Year Ended December 31, 2000
  - Allowance for reserves against accounts
    receivable and other assets due from
    customers(A)...................................    1,773       19,894          896       20,771

---------------
(A) Addition in 2000 includes $5,771 as reserve against accounts receivable and $15,000 as reserve against long-term other assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VISX, Incorporated
                                          a Delaware corporation

                                          By:    /s/ ELIZABETH H. DAVILA
                                            ------------------------------------
                                                    Elizabeth H. Davila
                                                  Chief Executive Officer

Date: March 21, 2001

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Elizabeth H. Davila and Timothy R. Maier, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
           PRINCIPAL EXECUTIVE OFFICER:

              /s/ ELIZABETH H. DAVILA                  President and Chief Executive    March 21, 2001
---------------------------------------------------               Officer
                Elizabeth H. Davila

           PRINCIPAL FINANCIAL OFFICER:

               /s/ TIMOTHY R. MAIER                   Executive Vice President, Chief   March 21, 2001
---------------------------------------------------   Financial Officer and Treasurer
                 Timothy R. Maier

           PRINCIPAL ACCOUNTING OFFICER:

               /s/ DEREK A. BERTOCCI                    Vice President, Controller      March 21, 2001
---------------------------------------------------
                 Derek A. Bertocci

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                    DIRECTORS:

                 /s/ MARK B. LOGAN                         Chairman of the Board        March 21, 2001
---------------------------------------------------
                   Mark B. Logan

               /s/ GLENDON E. FRENCH                             Director               March 21, 2001
---------------------------------------------------
                 Glendon E. French

               /s/ JOHN W. GALIARDO                              Director               March 21, 2001
---------------------------------------------------
                 John W. Galiardo

                 /s/ JAY T. HOLMES                               Director               March 21, 2001
---------------------------------------------------
                   Jay T. Holmes

              /s/ RICHARD B. SAYFORD                             Director               March 21, 2001
---------------------------------------------------
                Richard B. Sayford

                               VISX, INCORPORATED

                               INDEX TO EXHIBITS
                                  [ITEM 14(c)]

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1*      Amended and Restated Certificate of Incorporation
           (previously filed as Exhibit 3 to Quarterly Report on Form
           10-Q for the quarter ended September 30, 1996)
 3.2*      Amended and Restated Bylaws as revised through December 13,
           1995 (previously filed as Exhibit 3 to Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1996)
 4.1*      Reference is made to Exhibits 3.1 and 3.2
 4.2*      Specimen Common Stock Certificate (previously filed as
           Exhibit 4.2 to Annual Report on Form 10-K, File No. 1-10694,
           for the fiscal year ended December 31, 1990)
 4.3*      Rights Agreement dated August 3, 2000 (previously filed as
           Exhibit 4.1 to Current Report on Form 8-K filed August 3,
           2000)
10.1*      Stock Option Plan (previously filed as Exhibit 10(E) to Form
           S-1 Registration Statement No. 33-23844)
10.2*      1990 Stock Option Plan (previously filed as Exhibit 10.39 to
           Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
10.3*      Agreement dated as of January 1, 1992, between International
           Business Machines Corporation and the Company (previously
           filed as Exhibit 10.34 to Amendment No. 1 to Form S-1
           Registration Statement No. 33-46311)
10.4*      Formation Agreement dated June 3, 1992, among Summit
           Technology, Inc., VISX, Incorporated, Summit Partner, Inc.,
           and VISX Partner, Inc. (previously filed as Exhibit 10.1 to
           Form 8-K dated June 3, 1992)
10.5*      General Partnership Agreement of Pillar Point Partners dated
           June 3, 1992, between VISX Partner, Inc. and Summit Partner,
           Inc. (previously filed as Exhibit 10.2 to Form 8-K dated
           June 3, 1992)
10.6*      License-back to VISX Agreement dated June 3, 1992, between
           Pillar Point Partners and the Company (previously filed as
           Exhibit 10.3 to Form 8-K dated June 3, 1992)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.7*      Lease dated July 16, 1992, as amended October 2, 1992,
           between the Company and Sobrato Interests, a California
           limited partnership (previously filed as Exhibit 10.1 to
           Form 10-Q for the quarter ended September 30, 1992)
10.8*      1993 Flexible Stock Incentive Plan (previously filed as
           Exhibit 10.28 to Annual Report on Form 10-K dated March 30,
           1993)
10.9*      1993 Employee Stock Purchase Plan (previously filed as
           Exhibit 10.29 to Annual Report on Form 10-K dated March 30,
           1993)
10.10*     Form of Subscription Agreement (previously filed as Exhibit
           10.24 to Form 10-K for the year ended December 31, 1994)
10.11*     Complaint filed on September 26, 1994 in the Superior Court for the County of Santa Clara by CAP Advisers Limited, CAP
           Trust, and Osterfak, Ltd. (previously filed as Exhibit 5.1 to Form 8-K dated September 26, 1994)
10.12*+    Agreement effective as of November 20, 1995, among the
           Company, Alcon Laboratories, Inc., and Alcon
           Pharmaceuticals, Ltd. (previously filed as Exhibit 10.28 to
           Form 10-K for the year ended December 31, 1995)
10.13*     Agreement and Stipulation of Settlement filed on November
           20, 1995, in the Superior Court for the County of Santa
           Clara (previously filed as Exhibit 10.29 to Form 10-K for
           the year ended December 31, 1995)
10.14*     Second Amendment to Lease dated March 8, 1996, between the
           Company and Sobrato Interests, a California limited
           partnership (previously filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1995)
10.15*     1995 Stock Plan (previously filed as Exhibit 10.2 to
           Quarterly Report on Form 10-Q for the quarter ended June 30,
           1996)
10.16*     1995 Director Option Plan (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June
           30, 1996)
10.17*     1996 Supplemental Stock Plan (previously filed as Exhibit
           10.3 to Form S-8 Registration Statement No. 333-23999)
10.18*+    Settlement Agreement dated June 17, 1997 (previously filed as Exhibit 99.1 to Current Report on Form 8-K dated June 17,
           1997)
10.19*+    Settlement and Dissolution Agreement dated June 4, 1998
           (previously filed as Exhibit 99.1 to Current Report on Form
           8-K filed June 23, 1998 and Form 8-K/A filed July 28, 1999).
10.20      2000 Stock Plan
21.1*      Subsidiaries (previously filed as Exhibit 21.1 to Annual
           Report on Form 10-K for the year ended December 31, 1999)
23.1       Consent of Independent Public Accountants

---------------
* Previously filed.

+ Confidential Treatment has been requested and granted for certain portions of this exhibit.