Form 10-Q
period 2001-03-31
VISX INC
filed 2001-05-15
CIK 837991

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                        ---------------------------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

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


Total number of shares of common stock outstanding as of April 30, 2001:
56,565,941

                               VISX, INCORPORATED
                                TABLE OF CONTENTS


                                                                                   PAGE
PART I.        FINANCIAL INFORMATION

      ITEM 1.  CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               Condensed Consolidated Interim Balance Sheets as                     3
               of March 31, 2001 and December 31, 2000

               Condensed Consolidated Interim Statements of Operations for the      4
               Three Months Ended March 31, 2001 and 2000

               Condensed Consolidated Interim Statements of Cash Flows for the      5
               Three Months Ended March 31, 2001 and 2000

               Notes to Condensed Consolidated Interim Financial Statements         6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

               Overview                                                             8

               Results of Operations                                                8

               Liquidity and Capital Resources                                      9

               Business Risks and Fluctuations in Quarterly Results                 10

      ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk            10

      PART II  OTHER INFORMATION

      ITEM 1.  Legal Proceedings                                                    11

      ITEM 4.  Submission of Matters to a Vote of Security Holders                  12

      ITEM 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                          13

PART I. FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                       VISX, INCORPORATED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                     ASSETS

                                                                           March 31,          December 31,
                                                                              2001                2000
                                                                           ---------          ------------
                                                                          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ....................................          $  33,456           $  19,686
   Short-term investments .......................................            146,617             209,767
   Accounts receivable, net of allowance for doubtful
     accounts of $5,985 and $5,771, respectively ................             40,488              34,540
   Inventories ..................................................             14,837              14,762
   Deferred tax assets and prepaid expenses .....................             19,441              19,642
                                                                           ---------           ---------
      Total current assets ......................................            254,839             298,397

PROPERTY AND EQUIPMENT, NET .....................................              4,268               4,996
LONG-TERM DEFERRED TAX AND OTHER ASSETS .........................             18,553              18,114
                                                                           ---------           ---------
                                                                           $ 277,660           $ 321,507
                                                                           =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .............................................          $  11,340           $   7,353
   Accrued liabilities ..........................................             52,500              45,382
                                                                           ---------           ---------
      Total current liabilities .................................             63,840              52,735
                                                                           ---------           ---------

STOCKHOLDERS' EQUITY:
   Common stock:
     $.01 par value, 180,000,000 shares authorized;
     64,990,089 shares issued ...................................                650                 650
   Additional paid-in capital ...................................            213,979             214,668
   Treasury stock, at cost 8,322,158 and 4,233,989 shares,
     respectively ...............................................           (148,114)            (79,946)
   Accumulated comprehensive income .............................              2,269                 984
   Retained earnings ............................................            145,036             132,416
                                                                           ---------           ---------
       Total stockholders' equity ...............................            213,820             268,772
                                                                           ---------           ---------
                                                                           $ 277,660           $ 321,507
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

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Three months ended
                                                               March 31,
                                                       ------------------------
                                                        2001              2000
                                                       -------          -------
                                                             (unaudited)
REVENUES:
   System sales .............................          $17,096          $19,877
   License, service and other revenues ......           34,480           44,120
                                                       -------          -------
     Total revenues .........................           51,576           63,997
                                                       -------          -------

COSTS AND EXPENSES:
   Cost of revenues .........................           17,828           16,969
   Marketing, general and administrative ....           11,780           14,588
   Research, development and regulatory .....            4,550            3,510
                                                       -------          -------
     Total costs and expenses ...............           34,158           35,067
                                                       -------          -------

INCOME FROM OPERATIONS ......................           17,418           28,930

   Interest and other income ................            3,442            3,667
                                                       -------          -------

INCOME BEFORE PROVISION FOR INCOME TAXES ....           20,860           32,597
   Provision for income taxes ...............            8,240           13,039
                                                       -------          -------

NET INCOME ..................................          $12,620          $19,558
                                                       =======          =======

EARNINGS PER SHARE
   Basic ....................................          $  0.21          $  0.31
                                                       =======          =======
   Diluted ..................................          $  0.21          $  0.30
                                                       =======          =======

SHARES USED FOR EARNINGS PER SHARE
   Basic ....................................           59,522           63,617
                                                       =======          =======
   Diluted ..................................           61,018           66,147
                                                       =======          =======


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              Three months ended
                                                                                                   March 31,
                                                                                          ---------------------------
                                                                                            2001               2000
                                                                                          --------           --------
                                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................          $ 12,620           $ 19,558
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ............................................             1,002                928
      Reserve for doubtful accounts receivable .................................               214                571
      Increase (decrease) in cash flows from changes in operating assets and liabilities:
         Accounts receivable ...................................................            (6,162)             9,089
         Inventories ...........................................................               (75)                21
         Deferred tax assets and prepaid expenses ..............................               201             12,425
         Long-term deferred tax and other assets ...............................              (439)           (16,964)
         Accounts payable ......................................................             3,987              8,901
         Accrued liabilities ...................................................             7,118                600
                                                                                          --------           --------
      Net cash provided by operating activities ................................            18,466             35,129
                                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ........................................................              (274)              (336)
   Proceeds from maturities of short-term investments ..........................            64,309             38,297
                                                                                          --------           --------
      Net cash provided by investing activities ................................            64,035             37,961
                                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options ...................................................               467              2,199
   Repurchase of common stock ..................................................           (69,198)           (76,152)
                                                                                          --------           --------
      Net cash used in financing activities ....................................           (68,731)           (73,953)
                                                                                          --------           --------

Net increase (decrease) in cash and cash equivalents ...........................            13,770               (863)
Cash and cash equivalents, beginning of period .................................            19,686             25,842
                                                                                          --------           --------
Cash and cash equivalents, end of period .......................................          $ 33,456           $ 24,979
                                                                                          ========           ========


The accompanying notes are an integral part of these condensed consolidated interim financial statements.

                       VISX, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


1.     BASIS OF PRESENTATION:

       We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Please read our 2000 Annual Report on Form 10-K to gain a more complete understanding of these interim financial statements.

       We included in these interim financial statements all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly our results for the interim period. Our interim financial statements have not been audited.

2.     REVENUE RECOGNITION:

       We record revenue and the cost of installation, training, and warranty services when we ship and, where applicable, install products. Software that is used in our systems is included at the time of shipment. We recognize service revenue when we provide service. We recognize license revenue when we ship VisionKey(R) cards in the United States and when we receive payments from licensees.

3.     EARNINGS PER SHARE:

       Basic earnings per share ("EPS") equals net income divided by the weighted average number of common shares outstanding. Diluted EPS equals net income divided by the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data, and are unaudited.

                                                                            Three Months
                                                                               Ended
                                                                              March 31,
                                                                      ------------------------
                                                                        2001             2000
                                                                      -------          -------
NET INCOME .................................................          $12,620          $19,558
                                                                      =======          =======

BASIC EARNINGS PER SHARE
 Income available to common shareholders ...................          $12,620          $19,558
 Weighted average common shares outstanding ................           59,522           63,617
                                                                      -------          -------

 Basic Earnings Per Share ..................................          $  0.21          $  0.31
                                                                      =======          =======

DILUTED EARNINGS PER SHARE
 Income available to common shareholders ...................          $12,620          $19,558
                                                                      -------          -------

 Weighted average common shares outstanding ................           59,522           63,617
 Dilutive potential common shares from stock options .......            1,496            2,530
                                                                      -------          -------

 Weighted average common shares and dilutive potential
    common shares ..........................................           61,018           66,147
                                                                      -------          -------

 Diluted Earnings Per Share ................................          $  0.21          $  0.30
                                                                      =======          =======

       Options to purchase 5,124,000 shares and 1,850,000 shares during the three month periods ended March 31, 2001 and 2000, respectively were excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during these periods.

4.     INVENTORIES (in thousands):

                                                 March 31,       December 31,
                                                   2001              2000
                                                 --------        ------------
                                                (unaudited)
Raw materials and subassemblies ........          $ 9,998          $ 9,278
Work in process ........................            3,137            4,099
Finished goods .........................            1,702            1,385
                                                  -------          -------
  Total ................................          $14,837          $14,762
                                                  =======          =======


5.     COMPREHENSIVE INCOME (unaudited, in thousands):

                                                                     Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                   2001              2000
                                                                 --------          --------
NET INCOME ............................................          $ 12,620          $ 19,558

OTHER COMPREHENSIVE INCOME
 Change in unrealized holding gains (losses) on
    available-for-sale securities .....................             1,159              (272)
 Change in accumulated foreign currency
    translation adjustment ............................               126               (20)
                                                                 --------          --------

COMPREHENSIVE INCOME ..................................          $ 13,905          $ 19,266
                                                                 ========          ========

6.     NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted SFAS No. 133 in the first quarter of 2001. As we do not hold derivative instruments, it did not have a material effect on our financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       In our Management's Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations. We have described our business and the challenges and risks we may face in the future in Items 1 and 3 of our 2000 Annual Report and Form 10-K and under "Business Risks and Fluctuations In Results" below. Please read these items carefully.

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

RESULTS OF OPERATIONS

                                                     Three Months Ended March 31,
                                             ---------------------------------------------
REVENUES (000's)                               2001              2000               Change
--------                                     -------           -------              ------
System sales ......................          $17,096           $19,877               (14)%
    Percent of total revenues .....             33.1%             31.1%
License, service & other
    revenues ......................           34,480            44,120               (22)%
    Percent of total revenues .....             66.9%             68.9%
Total .............................          $51,576           $63,997               (19)%

       We sold fewer laser systems in the first quarter of 2001 than in the first quarter of 2000. Sales of laser upgrades, which commenced in the fourth quarter of 2000, partially offset the decline in sales of new lasers. The average selling price for laser systems was approximately the same in both years. We believe the decline in laser system sales was due to a number of factors including the economic slowdown in the United States and increased competition.

       Customers in the U.S. purchased VisionKey(R) cards for more procedures in the first quarter of 2001 than in the comparable period of 2000. This volume increase was partially offset by the reduction of our license fee, effective February 22, 2000, from $250 to $100 per procedure in the U.S. We believe that our U.S. procedure volume increased due to a number of factors: consumer demand for laser vision correction increased, VISX customers advertised the benefits of their new VISX STAR S3 ActiveTrak laser systems to consumers, and VISX's share of the U.S. market for laser vision correction grew in the first quarter of 2001.

                                                      Three Months Ended March 31,
                                             ---------------------------------------------
COSTS & EXPENSES (000's)                        2001                2000            Change
----------------                             ---------           ---------          ------
Cost of revenues ..................          $  17,828           $  16,969            5%
    Percent of total revenues .....               34.6%               26.5%
Marketing, gen'l and admin ........             11,780              14,588          (19)%
    Percent of total revenues .....               22.8%               22.8%
R&D and regulatory ................              4,550               3,510           30%
    Percent of total revenues .....                8.8%                5.5%

       In the first quarter of 2001, cost of revenues for upgrades (first shipped in the fourth quarter of 2000) more than offset the decline in cost of revenues for laser system. Our gross profit margin was lower in 2001 than in 2000 due to lower license fee revenue and the fact that gross profit margins were lower on laser upgrades than on laser systems. Marketing, general and administrative expenses were lower in the first quarter of 2001 than in the comparable period of the prior year. Marketing expenses were lower due to a reduction in costs associated with consumer programs. Legal expenses were also lower in 2001 than in 2000. In research and development we increased spending in our three main areas of focus: new capabilities for the VISX STAR Excimer Laser platform, development of new products such as our WaveScan System and wavefront-driven ablations, and research into new technologies. We anticipate that our R&D and regulatory expenses will total approximately $19 million in 2001.

       Our average balance of cash invested in interest bearing securities declined in 2001 from 2000 because we repurchased a significant amount of our stock. Accordingly, interest income declined in 2001 from 2000. We accrued income taxes based on our expected effective income tax rate for all of 2000, net of credits anticipated.


LIQUIDITY AND CAPITAL RESOURCES

       Cash, cash equivalents and short-term investments ("cash") and working capital were as follows:

                                                                       (000's)
                                                         March 31, 2001       December 31, 2000
                                                         --------------       -----------------
Cash, cash equivalents and short-term
investments .................................               $180,073               $229,453
Working capital .............................                190,999                245,662

       Cash decreased by $49 million in the first three months of 2001 principally because we spent $69 million to repurchase 4.1 million shares of VISX stock on the open market. This was partially offset by $18 million generated from operations.

       On April 4, 2001 our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

       Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of March 31, 2001 we did not have any borrowings outstanding nor any credit agreements.

        Our normal payment terms are net 30 days. However, based on our evaluation of customers, market conditions and industry practices, we provide extended payment terms beyond one year on some of our system sales in certain markets. We believe that our current cash, cash equivalents and short-term investments, as well as anticipated cash flows from operations, will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There were no material changes during the three months ended March 31, 2001 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

       OVERVIEW

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

       For a complete description of legal proceedings, see VISX's annual report on Form 10-K for the year ended December 31, 2000. During the quarter ended March 31, 2001, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows.

       PATENT LITIGATION: LASERSIGHT

       In February 2000, LaserSight filed a lawsuit against VISX in the United States District Court in Delaware alleging that VISX infringes United States Patent No. 5,630,810 (the " `810 Patent") which is licensed to LaserSight (USDC Del. 00-059). On May 10, 2001, LaserSight agreed to dismiss its claim against VISX with prejudice and granted VISX and its customers a covenant not to sue for infringement of the `810 Patent and any present and future continuations, continuations in part, divisionals, reissues or reexaminations thereof, as well as any foreign counterparts thereto. VISX did not pay any money for this dismissal and covenant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

a)     We held our Annual Meeting of Stockholders on May 4, 2001.

b) The stockholders voted as follows on the election of all five members of the Board of Directors. There were no abstentions or non-votes for any nominee and all five were elected as directors.

          Name                          For                        Withheld
          ----                          ---                        --------
    Elizabeth H. Davila             31,399,089                     1,930,103
    Glendon E. French               31,430,330                     1,898,862
    John W. Galiardo                31,432,288                     1,896,904
    Jay T. Holmes                   30,575,147                     2,754,045
    Richard B. Sayford              31,424,210                     1,904,982

c) The stockholders voted as follows on a proposal to ratify the appointment of Arthur Andersen LLP as auditors of the Company for 2001.

        For                  Against                Abstain
        ---                  -------                -------
    32,760,865               504,825                63,502



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)     Exhibits.

       None

b)     Reports on Form 8-K.

       VISX filed two reports on Form 8-K during or after the period covered by this report, as follows:

       (1) Report on Form 8-K filed on April 6, 2001 under Item 5 (Other Events) covering amendments and restatements of VISX Bylaws, as revised through April 3, 2001. Attached as exhibits to the Form 8-K were VISX's amended and restated Bylaws, as revised through April 3, 2001.

       (2) Report on Form 8-K filed on May 1, 2001 under Item 5 (Other Events) covering VISX Board of Directors authorization of an amendment to the Rights Agreement, dated as of August 3, 2000 (the "Rights Agreement"), between VISX and Fleet National Bank, as rights agent. Attached as exhibits to the Form 8-K were the Rights Agreement, dated as of August 3, 2000, and the Amendment to the Rights Agreement, dated as of April 25, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             VISX, Incorporated
                                             ------------------
                                                (Registrant)





May  11 , 2001                        /s/ Elizabeth H. Davila
    ----                              -------------------------------------
(Date)                                Elizabeth H. Davila
                                      Chairman of the Board and
                                      Chief Executive Officer


May  11 , 2001                        /s/ Timothy R. Maier
    ----                              -------------------------------------
(Date)                                Timothy R. Maier
                                      Executive Vice President and
                                      Chief Financial Officer (principal
                                      financial officer)


May  11 , 2001                        /s/ Derek A. Bertocci
    ----                              -------------------------------------
(Date)                                Derek A. Bertocci
                                      Vice President, Controller (principal
                                      accounting officer)