Form 10-Q
period 2001-06-30
VISX INC
filed 2001-08-14
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 1-10694

VISX, INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	06-1161793

(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3400 Central Expressway, Santa Clara, California	95051-0703

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (408) 733-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X       No

Total number of shares of common stock outstanding as of July 31, 2001: 55,733,593

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Interim Financial Statements
CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Results of Operations
Liquidity and Capital Resources
Business Risks and Fluctuations in Results
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

VISX, INCORPORATED

			Page
PART I FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Interim Financial Statements

		Condensed Consolidated Interim Balance Sheets as of June 30, 2001 and December 31, 2000	3

		Condensed Consolidated Interim Statements of Operations for the Three Months Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000	4

		Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5

		Notes to Condensed Consolidated Interim Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

		Overview	9

		Results of Operations	9

		Liquidity and Capital Resources	10

		Business Risks and Fluctuations in Quarterly Results	11

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	12

PART II OTHER INFORMATION

	Item 1.	Legal Proceedings	12

	Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES			14

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	June 30,	December 31,
	2001	2000

	(unaudited)
Current Assets:

Cash and cash equivalents	$22,832	$19,686

Short-term investments	138,536	209,767

Accounts receivable, net of allowance for doubtful accounts of $3,080 and $5,771, respectively	42,702	34,540

Inventories	17,649	14,762

Deferred tax assets and prepaid expenses	20,325	19,642

Total current assets	242,044	298,397

Property and Equipment, net	3,895	4,996

Long-Term Deferred Tax and Other Assets	18,221	18,114

	$264,160	$321,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$4,063	$7,353

Accrued liabilities	73,361	45,382

Total current liabilities	77,424	52,735

Stockholders’ Equity:

Common stock:

$.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued	650	650

Additional paid-in capital	209,846	214,668

Treasury stock, at cost 8,901,896 and 4,233,989 shares, respectively	(160,119)	(79,946)

Accumulated comprehensive income	2,025	984

Retained earnings	134,334	132,416

Total stockholders’ equity	186,736	268,772

	$264,160	$321,507

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

		(unaudited)
Revenues:

System sales	$17,239	$15,322	$34,335	$35,199

License, service and other revenues	32,143	32,683	66,623	76,803

Total revenues	49,382	48,005	100,958	112,002

Costs and Expenses:

Cost of revenues	15,809	16,929	33,637	33,898

Marketing, general and administrative	11,609	12,596	23,389	27,184

Research, development and regulatory	4,592	3,341	9,142	6,851

Total costs and expenses	32,010	32,866	66,168	67,933

Income From Operations	17,372	15,139	34,790	44,069

Interest and other income	2,759	3,311	6,201	6,978
Litigation settlement	(37,821)	(11,856)	(37,821)	(11,856)

Income Before Provision For Income Taxes	(17,690)	6,594	3,170	39,191

Provision for income taxes	(6,988)	2,441	1,252	15,480

Net Income	$(10,702)	$4,153	$1,918	$23,711

Earnings Per Share

Basic	$(0.19)	$0.07	$0.03	$0.38

Diluted	$(0.19)	$0.07	$0.03	$0.37

Shares Used For Earnings Per Share

Basic	56,536	60,725	58,021	62,171

Diluted	56,536	62,910	59,735	64,587

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2001	2000

	(unaudited)
Cash flows from operating activities:

Net income	$1,918	$23,711

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,996	1,574

Reserve for doubtful accounts receivable	(2,691)	645

Increase (decrease) in cash flows from changes in operating assets and liabilities:

Accounts receivable	(5,471)	5,080

Inventories	(2,887)	857

Deferred tax assets and prepaid expenses	(683)	11,942

Long-term deferred tax and other assets	(107)	(16,804)

Accounts payable	(3,290)	396

Accrued liabilities	27,979	50

Net cash provided by operating activities	16,764	27,451

Cash flows from investing activities:

Capital expenditures	(895)	(1,264)

Purchase of short-term investments	(23,368)	—

Proceeds from maturities of short-term investments	95,471	48,721

Net cash provided by investing activities	71,208	47,457

Cash flows from financing activities:

Exercise of stock options	4,582	3,126

Repurchase of common stock	(89,408)	(86,622)

Net cash used in financing activities	(84,826)	(83,496)

Net increase (decrease) in cash and cash equivalents	3,146	(8,588)

Cash and cash equivalents, beginning of period	19,686	25,842

Cash and cash equivalents, end of period	$22,832	$17,254

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2001
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

     We record revenue and the cost of installation, training, and warranty services when we ship and, where applicable, install products. Software that is used in our systems is included at the time of shipment. We recognize service revenue when we provide service. We recognize license revenue when we ship VisionKey® cards in the United States and when we receive payments from manufacturing licensees.

3.	Earnings Per Share:

     Basic earnings per share (“EPS”) equals net income divided by the weighted average number of common shares outstanding. Diluted EPS equals net income divided by the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data, and are unaudited.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

NET INCOME	$(10,702)	$4,153	$1,918	$23,711

BASIC EARNINGS PER SHARE

Income available to common shareholders	$(10,702)	$4,153	$1,918	$23,711

Weighted average common shares outstanding	56,536	60,725	58,021	62,171

Basic Earnings Per Share	$(0.19)	$0.07	$0.03	$0.38

DILUTED EARNINGS PER SHARE

Income available to common shareholders	$(10,702)	$4,153	$1,918	$23,711

Weighted average common shares outstanding	56,536	60,725	58,021	62,171

Dilutive potential common shares from stock options	—	2,185	1,714	2,416

Weighted average common shares and dilutive potential common shares	56,536	62,910	59,735	64,587

Diluted Earnings Per Share	$(0.19)	$0.07	$0.03	$0.37

     Options to purchase 4,033,000 shares and 2,860,000 shares during the six month periods ended June 30, 2001 and 2000, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods.

4.	Inventories (in thousands):

	June 30,	December 31,
	2001	2000

	(unaudited)
Raw materials and subassemblies	$13,189	$9,278

Work in process	2,966	4,099

Finished goods	1,494	1,385

Total	$17,649	$14,762

5.	Comprehensive Income (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

NET INCOME	$(10,702)	$4,153	$1,918	$23,711

OTHER COMPREHENSIVE INCOME

Change in unrealized holding gains (losses) on available-for-sale securities	(287)	188	872	(82)

Change in accumulated foreign currency translation adjustment	43	19	169	(2)

COMPREHENSIVE INCOME	$(10,946)	$4,360	$2,959	$23,627

6.	New Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standard Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Major provisions of these statements are as follows:

(i)	All business combinations initiated after June 30, 2001 must use the purchase method of accounting;

(ii)	The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

(iii)	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

(iv)	Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator;

(v)	Other intangible assets will continue to be valued and amortized over their estimated lives;

(vi)	In-process research and development will continue to be written off immediately;

(vii)	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting;

(viii)	Effective January 1, 2002, existing goodwill will no longer be subject to amortization.

     Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Upon adoption of SFAS 142, on January 1, 2002, we will no longer be required amortize goodwill. However, since we have no goodwill assets or amortization, adoption of these statements will have no impact on our financial statements or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In our Management’s Discussion and Analysis of Financial Condition and Results of Operations we review our past performance and, where appropriate, state our expectations about future activity in forward-looking statements. Our future results may differ from our expectations. We have described our business and the challenges and risks we may face in the future in Items 1 and 3 of our 2000 Annual Report and Form 10-K and under “Business Risks and Fluctuations In Results” below. Please read these items carefully.

Overview

     We develop products and procedures to improve people’s eyesight using lasers. Our principal product, the VISX STAR Excimer Laser System (“VISX System”), is designed to correct the shape of a person’s eyes to reduce or eliminate their need for eyeglasses or contact lenses. The Food and Drug Administration (“FDA”) has approved the VISX System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has also approved our WaveScan™ Wavefront System (“WaveScan System”) which provides a complete refractive analysis of the eye’s entire optical system. In the future, we anticipate that doctors will be able to use this analysis to enhance treatments with the VISX System. We sell VisionKey® cards to control the use of the VISX System and to collect license fees for the use of our patents.

     The laser vision correction industry is evolving rapidly. New developments and changes in market conditions frequently affect VISX and could harm our business in the future. We may face increased competition from manufacturers and users of other laser vision correction systems or new competition from non-laser methods for correcting a person’s vision. Patients’ and doctors’ desire for laser vision correction using VISX Systems may not grow or may decline in the future. Prices for our products and services may change as the result of new developments in our market. If adverse determinations were rendered in current or future patent and antitrust litigation, damages might be assessed against us and we may not be able to enforce our current patent rights or collect license fees. All of these factors could cause orders and revenues for VISX Systems and VisionKey® cards to fluctuate or even decline. Accordingly, our past results may not be useful in predicting our future results.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,

REVENUES (000's)	2001	2000	Change	2001	2000	Change

System sales	$17,239	$15,322	13%	$34,335	$35,199	(2)%

Percent of total revenues	34.9%	31.9%		34.0%	31.4%

License, service & other revenues	32,143	32,683	(2)%	66,623	76,803	(13)%

Percent of total revenues	65.1%	68.1%		66.0%	68.6%

Total	$49,382	$48,005	3%	$100,958	$112,002	(10)%

     We sold fewer laser systems in the second quarter and first half of 2001 than in the comparable periods of 2000. Sales of laser upgrades have grown each quarter since they commenced in the fourth quarter of 2000, offsetting lower sales of new lasers. We anticipate that sales of upgrades will slow in coming quarters since a significant number of our customers have already upgraded their laser systems. Our average selling price for laser systems was slightly higher than in the prior year due to the introduction of our new STAR S3 model late in 2000. We believe the decline in laser system sales was due to a number of factors including the economic slowdown in the United States and increased competition.

     Our License, Service & Other Revenue was lower in 2001 than in 2000 due mainly to two factors. Customers in the U.S. purchased VisionKey® cards for fewer procedures in the second quarter and first half of 2001 than in the comparable periods of 2000. In addition, effective February 22, 2000, we reduced our license fee from $250 to $100 per procedure in the U.S. Laser vision correction is not generally covered by medical insurance. The decision to have laser vision correction surgery is influenced by many factors including consumers’ confidence in and perception of the health of the economy. We believe that we maintained our share of the U.S. laser vision correction market, however the slowdown in the U.S. economy and decline in consumer confidence lead to a slowdown in the industry as a whole during 2001. We believe this was the main cause for the decline in our U.S. procedure volume. At present, it is hard to predict when the U.S. economy and consumer confidence will rebound and provide renewed support for the U.S. laser vision correction market.

	Three Months Ended June 30,			Six Months Ended June 30,

COSTS & EXPENSES (000's)	2001	2000	Change	2001	2000	Change

Cost of revenues	$15,809	$16,929	(7)%	$33,637	$33,898	(1)%

Percent of total revenues	32.0%	35.3%		33.3%	30.3%

Marketing, gen’l and admin	11,609	12,596	(8)%	23,389	27,184	(14)%

Percent of total revenues	23.5%	26.2%		23.2%	24.3%

R&D and regulatory	4,592	3,341	37%	9,142	6,851	33%

Percent of total revenues	9.3%	7.0%		9.1%	6.1%

     Cost of revenues for upgrades, first shipped in the fourth quarter of 2000, more than offset the decline in cost of revenues for laser system in 2001 from 2000. Our gross profit margin was higher in the second quarter of 2001 than in the comparable period of 2000 as a result of the higher average selling price of our new STAR S3 model (introduced late in 2000). However, our gross profit margin was lower in the first half of 2001 predominately due to the reduction in our license fee per procedure. Marketing, general and administrative expenses were lower in 2001 than in the prior year mainly due to a reduction in marketing expenses associated with promotional programs. Legal expenses were also lower in 2001 than in 2000. In research and development we increased spending in our three main areas of focus: new capabilities for the VISX STAR Excimer Laser platform, development of new products such as our WaveScan System and wavefront-driven ablations, and research into new technologies. We anticipate that our R&D and regulatory expenses will total approximately $19 million in 2001.

     Our average balance of cash invested in interest bearing securities declined in 2001 from 2000 because we repurchased a significant amount of our stock. Accordingly, interest income declined in 2001 from 2000. We accrued income taxes based on our expected effective income tax rate for all of 2001, net of credits anticipated.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows:

	(000's)
	June 30, 2001	December 31, 2000

Cash, cash equivalents and short-term investments	$161,368	$229,453

Working capital	164,620	245,662

     Cash decreased by $68 million in the first six months of 2001 principally because we spent $89 million to repurchase 5.2 million shares of VISX stock on the open market. This was partially offset by $17 million generated from operations.

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

     Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of June 30, 2001 we did not have any borrowings outstanding nor any credit agreements.

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

Business Risks and Fluctuations in Results

     Our results of operations have varied widely in the past, and they could continue to vary significantly due to a number of factors, including:

•	Patients’ and doctors’ acceptance of laser vision correction as a preferred means of vision correction;

•	Competition from manufacturers and users of other laser vision correction systems;

•	Introduction of new methods for vision correction which render our products less competitive or obsolete;

•	Changes in prices for our products and services as the result of new developments in our markets;

•	Developments in antitrust litigation to which we are currently a party;

•	Developments in patent litigation that we have initiated, particularly to the extent that adverse developments in these proceedings could limit our ability to collect license fees from sellers and users of laser vision correction equipment; and

•	Developments in patent litigation in which we are a defendant, particularly to the extent that adverse developments in these proceedings result in damages being assessed against VISX, prevent us from manufacturing or selling our products, or render certain of our patents invalid or unenforceable, which would reduce the scope of proprietary protection available to us and could limit our ability to collect license fees from sellers and users of laser vision correction equipment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There were no material changes during the three months ended June 30, 2001 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Overview

     VISX is engaged in numerous legal proceedings. Generally, the litigation and other proceedings center on the validity or enforceability of the patents, and on whether infringement of the patents has occurred. In addition, VISX’s use of patents and its business practices are being contested in several proceedings as violations of antitrust and securities laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent VISX from manufacturing and selling the VISX System, and therefore could have a material adverse effect on VISX’s business, financial position and results of operations.

     For a complete description of legal proceedings, see VISX’s annual report on Form 10-K for the year ended December 31, 2000, and report on Form 10-Q for the quarter ended March 31, 2001. During the quarter ended June 30, 2001, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:

     Patent Litigation: LaserSight

     In November 1999, VISX filed an action alleging that LaserSight had infringed VISX United States Patent No. 4,718,418 (the “‘418 Patent”) in United States District Court in Delaware (USDC Del. 99-789). In May 2001, the parties reached a settlement of this action which provided, among other things, for the licensing of the ‘418 Patent and other VISX United States patents to LaserSight.

     International Patent Litigation: Nidek

     In February 1994, VISX filed an action in Canada alleging patent infringement by Nidek and certain of its distributors and customers. Nidek opposed the action and contested the validity of VISX’s patents. In December 1999, the Canadian federal court ruled that VISX’s patents were valid, but that defendants had not infringed the VISX patents. Both parties appealed this decision, and on June 22, 2001 the Canadian court of appeal upheld the trial court’s determination of validity and non-infringement.

     Antitrust Class Actions

     During the most recent quarter, VISX and Summit Autonomous, Inc., a subsidiary of Alcon, settled antitrust class actions and other claims involving Pillar Point Partners. The settled claims were brought on behalf of VISX and Summit customers nationwide and patients in certain states and the District of Columbia who had refractive surgery performed on the companies’ laser systems. The settlements are subject to court approval and include: The consolidated antitrust class actions brought on behalf of VISX and Summit customers nationwide and pending in Multi-District Litigation in the United States District Court in Arizona (captioned In re Pillar Point Partners Antitrust and Patent Litigation, MDL No. 1202, the “Arizona MDL”); the consolidated antitrust class actions brought on behalf of patients in certain states and the District of Columbia and pending in California Superior Court for Santa Clara County (captioned In re PRK/LASIK Consumer Litigation, No. VC772894); Robert G. Burlingame, M.D. v. Pillar Point Partners, et al., also pending in the Arizona MDL; Freedom Vision Laser Center, LP v. VISX, Incorporated, et al., also pending in the Arizona MDL; and Antoine L. Garabet, M.D. et al. v. Summit Technology, Inc., et al., pending in California Superior Court for Santa Clara County (No. VC787359).

In connection with these settlements, VISX will pay a total of approximately $37.8 million in one-time payments and related costs and fees.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

None

b)	Reports on Form 8-K.

VISX filed two reports on Form 8-K during or after the period covered by this report, as follows:

(1)	Report on Form 8-K filed on April 6, 2001 under Item 5 (Other Events) covering amendments and restatements of VISX Bylaws, as revised through April 3, 2001. Attached as exhibits to the Form 8-K were VISX’s amended and restated Bylaws, as revised through April 3, 2001.

(2)	Report on Form 8-K filed on May 1, 2001 under Item 5 (Other Events) covering VISX Board of Directors authorization of an amendment to the Rights Agreement, dated as of August 3, 2000 (the “Rights Agreement”), between VISX and Fleet National Bank, as rights agent. Attached as exhibits to the Form 8-K were the Rights Agreement, dated as of August 3, 2000, and the Amendment to the Rights Agreement, dated as of April 25, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated
(Registrant)

/s/ Elizabeth H. Dávila

August 10, 2001	Elizabeth H. Davila

(Date)	Chairman of the Board and

Chief Executive Officer

/s/ Timothy R. Maier

Timothy R. Maier

August 10, 2001	Executive Vice President and

(Date)	Chief Financial Officer

(principal financial officer)

/s/ Derek A. Bertocci

August 10, 2001	Derek A. Bertocci

(Date)	Vice President, Controller

(principal accounting officer)