Form 10-Q
period 2001-09-30
VISX INC
filed 2001-11-13
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Total number of shares of common stock outstanding as of October 31, 2001: 54,926,581

VISX, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	September 30,	December 31,
	2001	2000

	(unaudited)
Current Assets:
Cash and cash equivalents	$6,950	$19,686
Short-term investments	125,295	209,767
Accounts receivable, net of allowance for doubtful accounts of $4,658 and $5,771, respectively	35,483	34,540
Inventories	15,577	14,762
Deferred tax assets and prepaid expenses	20,649	19,642

Total current assets	203,954	298,397
Property and Equipment, net	3,859	4,996
Long-Term Deferred Tax and Other Assets	20,209	18,114

	$228,022	$321,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,447	$7,353
Accrued liabilities	43,570	45,382

Total current liabilities	49,017	52,735

Stockholders’ Equity:
Common stock:
$.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued	650	650
Additional paid-in capital	208,923	214,668
Treasury stock, at cost 9,850,264 and 4,233,989 shares, respectively	(172,944)	(79,946)
Accumulated comprehensive income	3,282	984
Retained earnings	139,094	132,416

Total stockholders’ equity	179,005	268,772

	$228,022	$321,507

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(unaudited)
Revenues:
System sales	$13,485	$12,263	$47,820	$47,462
License, service and other revenues	25,055	33,451	91,678	110,254

Total revenues	38,540	45,714	139,498	157,716

Costs and Expenses:
Cost of revenues	14,463	13,905	48,100	47,803
Marketing, general and administrative	13,191	11,109	36,580	38,293
Research, development and regulatory	5,344	4,218	14,486	11,069

Total costs and expenses	32,998	29,232	99,166	97,165

Income From Operations	5,542	16,482	40,332	60,551
Interest and other income	2,331	3,417	8,532	10,395
Litigation settlement	—	—	(37,821)	(11,856)

Income Before Provision For Income Taxes	7,873	19,899	11,043	59,090
Provision for income taxes	3,113	7,861	4,365	23,341

Net Income	$4,760	$12,038	$6,678	$35,749

Earnings Per Share
Basic	$0.09	$0.20	$0.12	$0.58

Diluted	$0.08	$0.19	$0.11	$0.56

Shares Used For Earnings Per Share
Basic	55,755	60,600	57,257	61,644

Diluted	57,141	63,248	58,867	64,132

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2001	2000

	(unaudited)
Cash flows from operating activities:
Net income	$6,678	$35,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,849	2,518
Provision for doubtful accounts receivable	(1,113)	948
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Accounts receivable	170	8,901
Inventories	(815)	(2,270)
Deferred tax assets and prepaid expenses	(1,007)	11,823
Long-term deferred tax and other assets	(2,095)	(16,287)
Accounts payable	(1,906)	1,586
Accrued liabilities	(1,812)	3,026

Net cash provided by operating activities	949	45,994

Cash flows from investing activities:
Capital expenditures	(1,712)	(1,703)
Purchase of short-term investments	(33,290)	(59,880)
Proceeds from maturities of short-term investments	119,876	103,288

Net cash provided by investing activities	84,874	41,705

Cash flows from financing activities:
Exercise of stock options	5,411	5,490
Repurchase of common stock	(103,970)	(87,807)

Net cash used in financing activities	(98,559)	(82,317)

Net increase (decrease) in cash and cash equivalents	(12,736)	5,382
Cash and cash equivalents, beginning of period	19,686	25,842

Cash and cash equivalents, end of period	$6,950	$31,224

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2001
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

2. Revenue Recognition:

     We record revenue and the cost of installation, training, and warranty services when we ship and, where applicable, install products. We recognize service revenue when we provide service. We recognize license revenue when we ship VisionKey® cards in the United States. We recognize license revenue from manufacturing licensees when we receive payments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NET INCOME	$4,760	$12,038	$6,678	$35,749

BASIC EARNINGS PER SHARE
Income available to common shareholders	$4,760	$12,038	$6,678	$35,749
Weighted average common shares outstanding	55,755	60,600	57,257	61,644

Basic Earnings Per Share	$0.09	$0.20	$0.12	$0.58

DILUTED EARNINGS PER SHARE
Income available to common shareholders	$4,760	$12,038	$6,678	$35,749

Weighted average common shares outstanding	55,755	60,600	57,257	61,644
Dilutive potential common shares from stock options	1,386	2,648	1,610	2,488

Weighted average common shares and dilutive potential common shares	57,141	63,248	58,867	64,132

Diluted Earnings Per Share	$0.08	$0.19	$0.11	$0.56

     Options to purchase 4,024,000 shares and 1,903,000 shares during the nine month periods ended September 30, 2001 and 2000, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods.

4. Inventories (in thousands):

	September 30,	December 31,
	2001	2000

	(unaudited)
Raw materials and subassemblies	$9,990	$9,278
Work in process	2,597	4,099
Finished goods	2,990	1,385

Total	$15,577	$14,762

5. Comprehensive Income (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

NET INCOME	$4,760	$12,038	$6,678	$35,749
OTHER COMPREHENSIVE INCOME
Change in unrealized holding gains on available-for-sale securities	1,242	735	2,114	652
Change in accumulated foreign currency translation adjustment	15	(84)	184	(85)

COMPREHENSIVE INCOME	$6,017	$12,689	$8,976	$36,316

6. New Accounting Pronouncements

     On June 29, 2001, the Financial Accounting Standard Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Major provisions of these statements are as follows:

(i)	All business combinations initiated after June 30, 2001 must use the purchase method of accounting;

(ii)	The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;

(iii)	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

(iv)	Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator;

(v)	Other intangible assets will continue to be valued and amortized over their estimated lives;

(vi)	In-process research and development will continue to be written off immediately;

(vii)	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting;

(viii)	Effective January 1, 2002, goodwill existing as of June 30, 2001 will no longer be subject to amortization.

     Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Upon adoption of SFAS 142, on January 1, 2002, we will no longer be required to amortize goodwill. However, since we have no goodwill assets or amortization, adoption of these statements will have no impact on our financial statements or results of operations.

     In August 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss must be recognized if the net book value of long-lived assets exceeds:

(i)	The future cash flows to be generated by these assets, whether through continued operation or sale;

(ii)	The fair value of assets to be distributed to owners in a spinoff;

(iii)	The fair value of productive assets for which they are exchanged.

This statement applies to long-term leases, certain oil and gas properties, and long-term prepaid assets. It does not apply to goodwill, intangible assets not being amortized, investments in equity securities accounted for under the cost or equity method, and certain other types of long-term assets. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. We believe this statement will not have any material impact on VISX’s financial statements or results of operations.

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

     The laser vision correction industry is evolving rapidly. Economic, market, and technology changes frequently affect VISX and could harm our business in the future. We may face increased competition from manufacturers and users of other laser vision correction systems or new competition from non-laser methods for correcting a person’s vision. Patients’ and doctors’ desire for laser vision correction using VISX Systems may not grow or may decline in the future. Economic changes and new technologies or competition may cause changes in prices for our products and services. If adverse determinations were rendered in current or future patent and antitrust litigation, damages might be assessed against us and we may not be able to enforce our current patent rights or collect license fees. All of these factors could cause orders and revenues for VISX Systems and VisionKey® cards to fluctuate or even decline. Accordingly, our past results may not be useful in predicting our future results.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001	2000	Change	2001	2000	Change

REVENUES (000’s)
System sales	$13,485	$12,263	10%	$47,820	$47,462	1%
Percent of total revenues	35.0%	26.8%		34.3%	30.1%
License, service & other revenues	25,055	33,451	(25)%	91,678	110,254	(17)%
Percent of total revenues	65.0%	73.2%		65.7%	69.9%
Total	$38,540	$45,714	(16)%	$139,498	$157,716	(12)%

     We sold fewer laser systems in the third quarter and first nine months of 2001 than in the comparable periods of 2000. Sales of laser upgrades commenced in the fourth quarter of 2000 and increased through the second quarter of 2001, offsetting lower sales of new lasers. Since the majority of our customers have already upgraded their laser systems, revenue from laser upgrades began to decline in the third quarter. We expect this trend to continue. We believe the decline in laser system sales was due to a number of factors including the economic slowdown in the United States and increased competition.

     Our License, Service & Other Revenue was lower in 2001 than in 2000 due mainly to two factors. Customers in the U.S. purchased VisionKey® cards for fewer procedures in the third quarter and first nine months of 2001 than in the comparable periods of 2000. In addition, effective February 22,

2000, we reduced our license fee from $250 to $100 per procedure in the U.S. Laser vision correction is not generally covered by medical insurance. The decision to have laser vision correction surgery is influenced by many factors including consumers’ confidence in and perception of the health of the economy. The U.S. economy has slowed and consumer confidence has declined this year, worsening further in September. We believe that we have maintained our share of the U.S. laser vision correction market, however the economic downturn has caused a decline in our U.S. procedure volume and the U.S. laser vision correction market as a whole. At present, it is hard to predict when the U.S. economy and consumer confidence will rebound and provide renewed support for the U.S. laser vision correction market.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2001	2000	Change	2001	2000	Change

COSTS & EXPENSES (000’s)
Cost of revenues	$14,463	$13,905	4%	$48,100	$47,803	1%
Percent of total revenues	37.5%	30.4%		34.5%	30.3%
Marketing, gen’l and admin	13,191	11,109	19%	36,580	38,293	(4)%
Percent of total revenues	34.2%	24.3%		26.2%	24.3%
R&D and regulatory	5,344	4,218	27%	14,486	11,069	31%
Percent of total revenues	13.9%	9.2%		10.4%	7.0%

     Cost of revenues for upgrades, first shipped in the fourth quarter of 2000, more than offset the decline in cost of revenues for fewer laser systems shipped in 2001 compared to 2000. Our gross profit margin was lower in the third quarter and in the first nine months of 2001 than in the comparable periods of 2000 due predominately to the decline in our U.S. procedure volume and the reduction in our license fee per procedure in February 2000. Marketing, general and administrative expenses were higher in the third quarter of 2001 than in the same period of the prior year due to increased expenses for marketing and sales promotional programs, legal expenses and an increase in reserves for bad debts. For the first nine months of 2001 marketing and sales expenses were lower than in the prior year due to lower spending on marketing promotional programs. In research and development, we increased spending in our three main areas of focus: new capabilities for the VISX STAR Excimer Laser platform, development of new products such as our WaveScan System and wavefront-driven ablations, and research into new technologies. We anticipate that our R&D and regulatory expenses will total approximately $19.5 million in 2001.

     Our average cash balance invested in interest bearing securities declined in 2001 from 2000 because we repurchased a significant amount of our common stock. Accordingly, interest income declined in 2001 from 2000. We accrued income taxes based on our expected effective income tax rate for all of 2001, net of credits anticipated.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows:

	(000's)
	September 30, 2001	December 31, 2000

Cash	$132,245	$229,453
Working capital	154,937	245,662

     Cash decreased by $97 million in the first nine months of 2001 principally because we spent $104 million to repurchase 6.2 million shares of VISX stock on the open market. This was partially offset by $1 million of net cash provided by operating activities and $5 million received upon the exercise of stock options.

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

     Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of September 30, 2001, we did not have any borrowings outstanding nor any credit agreements.

     Our normal payment terms are net 30 days. However, based on our evaluation of customers, market conditions and industry practices, we have provided installment payment terms beyond one year on some of our system sales in certain markets. We believe that our current cash, cash equivalents and short-term investments, as well as anticipated cash flows from operations, will be sufficient to meet our working capital and capital equipment needs at least through the next twelve months.

Business Risks and Fluctuations in Results

     Our results of operations have varied widely in the past, and they could continue to vary significantly due to a number of factors, including:

•	Economic trends and consumer confidence in the U.S. and other key markets;

•	Patients’ and doctors’ acceptance of laser vision correction as a preferred means of vision correction;

•	Competition from manufacturers and users of other laser vision correction systems;

•	Introduction of new methods for vision correction which render our products less competitive or obsolete;

•	Changes in prices for our products and services as the result of new developments in our markets;

•	Developments in antitrust litigation to which we are currently a party;

•	Developments in patent litigation that we have initiated, particularly to the extent that adverse developments in these proceedings could limit our ability to collect license fees from sellers and users of laser vision correction equipment; and

•	Developments in patent litigation in which we are a defendant, particularly to the extent that adverse developments in these proceedings result in damages being assessed against VISX, prevent us from manufacturing or selling our products, or render certain of our patents invalid or unenforceable, which would reduce the scope of proprietary protection available to us and could limit our ability to collect license fees from sellers and users of laser vision correction equipment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There were no material changes during the three months ended September 30, 2001 in our exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

     For a complete description of legal proceedings, see VISX’s annual report on Form 10-K for the year ended December 31, 2000, and report on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001. During the quarter ended September 30, 2001, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:

     Patent Litigation: Nidek

     In September 2001, VISX received a claims construction ruling in its patent infringement lawsuits against Nidek and certain Nidek users pending in Federal Court in the Northern District of California (MDL No. 1319). In the ruling, the Court determined the scope of certain patent claims asserted by VISX. Among other things, the Court found that the asserted claims of VISX’s United States Patent No. 5,735,843 cover laser vision correction systems using a mask with an aperature to provide a graded intensity to the cornea. The Court also found that the asserted claims of VISX’s United States Patent No. 5,108,388 require ablation of layers above the stroma in addition to stroma.

     While the results of this proceeding are difficult to predict, VISX believes that Nidek and the Nidek users will be found to infringe. However, patent proceedings are inherently complex and involve issues of infringement, validity and enforceability. This proceeding is in the preliminary discovery stage and there can be no assurance of a favorable outcome. An adverse determination in this proceeding could limit VISX’s ability to collect license fees in the United States from Nidek as well as from other sellers of laser vision correction systems, and therefore could have a material adverse effect on VISX’s business, financial position and results of operations.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits.

     None

b) Reports on Form 8-K.

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated (Registrant)

November 8, 2001	/s/Elizabeth H. Dávila
(Date)
Elizabeth H. Davila Chairman of the Board and Chief Executive Officer

November 8, 2001	/s/Timothy R. Maier
(Date)
Timothy R. Maier Executive Vice President and Chief Financial Officer (principal financial officer)

November 8, 2001	/s/Derek A. Bertocci
(Date)
Derek A. Bertocci Vice President, Controller (principal accounting officer)