Form 10-K
period 2001-12-31
VISX INC
filed 2002-04-01
CIK 837991

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACTS OF 1934

For the fiscal year ended: December 31, 2001

Commission File Number: 1-10694

VISX, Incorporated

(Exact name of Registrant as specified in its charter)

Delaware	06-1161793
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3400 Central Expressway

Santa Clara, California 95051
(Address of Principal Executive Offices)

(408) 733-2020

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value
Common Stock Purchase Rights	New York Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of March 18, 2002 was approximately $947,867,226.90 based on the per share closing price of the Common Stock on the New York Stock Exchange composite transactions tape of $17.49 on March 18, 2002. The number of shares of Common Stock outstanding as of March 18, 2002 was 54,194,810.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on May 3, 2002 are incorporated by reference into Part III.

PART I

Item 1.     Business

The Company

      VISX, a Delaware corporation organized in 1988, is a global leader in the development of proprietary technologies and systems for laser vision correction (sometimes abbreviated as “LVC”). Laser vision correction relies on a computerized laser to treat nearsightedness, farsightedness, and astigmatism with the goal of eliminating or reducing reliance on eyeglasses and contact lenses. The VISX® Excimer Laser System (the “VISX System”) ablates, or removes, submicron layers of tissue from the surface of the cornea to reshape the eye, thereby improving vision. The laser vision correction market is comprised of 50 to 60 million eligible candidates in the United States alone who experience some form of nearsightedness, farsightedness, or astigmatism. To date the industry has penetrated less than 4% of the eligible U.S. population. Typically, the individual receiving vision correction pays directly for the treatment, and so the industry is not reliant on reimbursement from governmental or private health care payors. A secondary market for the VISX System is the treatment of corneal pathologies.

      We have developed and continue to refine a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. Our strategy is to commercialize this intellectual property position by broadening the installed base of VISX Systems around the world, and by collecting procedure license fees and equipment royalties for each laser vision correction procedure performed from licensed users and manufacturers.

      This report contains forward-looking statements that involve risks and uncertainties and our actual results may differ significantly from the results contemplated by the forward-looking statements. The factors set forth under “Legal Proceedings” and “Risk Factors” may cause actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this report.

Refractive Vision Disorders and Laser Vision Correction

      The human eye functions much like a camera. It incorporates a lens system that focuses light (the cornea and the lens), a variable aperture system that regulates the amount of light passing through the eye (the iris) and film that records the image (the retina). Images enter the human eye through the cornea. In a properly functioning eye, the cornea bends, or refracts, the incoming images, causing the images to focus on the retina. The retina translates the image into an electrical signal, which it relays to the optic nerve and from there to the brain. When the cornea is improperly curved, it cannot properly focus (or refract) the light passing through it onto the retina, resulting in a refractive vision disorder. As a result, the viewer perceives a blurred image. The three most common refractive vision disorders are:

•	nearsightedness (also known as myopia): images are focused in front of the retina;

•	farsightedness (also known as hyperopia): images are focused behind the retina; and

•	astigmatism: images are not focused at any one point on the retina.

      Currently, eyeglasses or contact lenses are most often used to correct these refractive vision disorders. The VISX System changes the shape of the cornea so that images are properly focused on the retina, which in turn reduces or eliminates the need for corrective eyewear.

      In the early 1980s, experts thought it was impossible to operate directly on the front of the cornea. In 1987, doctors using VISX equipment performed the first procedure for the treatment of nearsightedness in the United States. The United States Food and Drug Administration (“FDA”) has since approved laser vision correction using the VISX System as safe and effective for the treatment of nearsightedness, farsightedness, and astigmatism. We estimate that approximately 1.25 million LVC procedures were performed in the United States using FDA-approved excimer laser systems in 2001.

      In March 1996, the FDA approved the use of the VISX® System to correct mild to moderate nearsightedness. That approval was supplemented in April 1997 with approval to correct astigmatism. In January 1998, VISX became the first company ever to receive FDA approval to use a laser to treat higher myopia with or without astigmatism. In November 1998, we received the first FDA approval for the correction of hyperopia or farsightedness with a laser. In November 1999, the FDA approved the use of the VISX System for Laser in Situ Keratomileusis (LASIK). In May 2000, we received 510(k) clearance from the FDA of the WaveScan WaveFrontTM System. In March 2001, the FDA approved the use of the VISX System for an enlarged treatment zone with a blended ablation edge. In November 2001, the FDA approved the VISX treatment of mixed astigmatism, and in December 2001, we received FDA approval under the Humanitarian Device Exemption program (HDE) for Custom-Contoured Ablation Patterns (Custom-CAPTM Method) for the treatment of patients with symptomatic decentered ablations from previous laser surgery.

      To perform laser vision correction, an ophthalmologist first measures the correction required by performing the same examination used to prescribe eyeglasses or contact lenses. The ophthalmologist programs the “prescription” into the VISX System, and the computer calculates the ablation needed to make a precise corneal correction. The VISX System emits laser pulses to ablate submicron layers of tissue from the surface of the cornea in a pattern to reshape the cornea. A micron equals 0.001 of a millimeter, and the depth of tissue ablated during the procedure typically is less than the width of a strand of human hair. The average procedure lasts approximately 15 to 40 seconds, and consists of approximately 150 laser pulses, each of which lasts several billionths of a second. The cumulative exposure of the eye to laser light is less than one second. The entire patient visit, including preparation, application of a topical anesthetic and post-operative dressing, generally lasts no more than 30 minutes.

      Laser vision correction includes LASIK and PhotoRefractive Keratectomy (PRK). The vast majority of laser vision correction procedures performed in the United States are LASIK procedures. In performing LASIK, the ophthalmologist uses a device called a microkeratome to create a thin flap on the cornea. The ophthalmologist folds back the flap, uses the laser to ablate the exposed corneal surface under the flap, and then returns the flap back to its original position. LASIK has gained in popularity primarily because there can be less postoperative discomfort and a more immediate improvement in uncorrected vision than is sometimes experienced with PRK. Nevertheless, LASIK has a higher incidence of adverse events, often attributable to the microkeratome, and requires a high degree of surgical skill.

      Unlike LASIK, PRK does not use a microkeratome, and in most procedures the epithelial layer (or outer layer) of the cornea is removed before ablation. Patients may experience discomfort for approximately 24 hours and blurred vision for approximately 48 to 72 hours after the procedure. The ophthalmologist may prescribe drops to promote corneal healing and alleviate discomfort. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

Corneal Pathologies: PTK and Custom-CAP

      The VISX System also treats certain types of corneal pathologies in an outpatient procedure known as PhotoTherapeutic Keratectomy (PTK). We estimate that VISX Systems have been used worldwide to perform approximately 35,000 PTK procedures. Although PTK is an important medical procedure for people who suffer from corneal pathologies, the market opportunity represented by PTK is much smaller than that represented by laser vision correction.

      In December 2001, we were granted an HDE for Custom-CAPTM treatment, a procedure for treating symptomatic decentered ablations. An HDE allows the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals per year.

Products

      VISX® System. The VISX System is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer-driven workstation. The laser ablations produced by the VISX System are the product of a variable diameter beam scanning system, in which seven beams are homogenized as they converge, scan and rotate to produce an extremely smooth ablation area on the eye. Only the VISX System is capable of performing treatments using a variable sized scanning beam (which includes small-spot scanning) commonly known as variable spot scanning, or VSSTM.

      The VISX STAR S3 ActiveTrakTM Excimer Laser also employs an active, three-dimensional eye tracker that is capable of following eye movements during the procedure, ensuring precisely centered ablations and adding another element of safety and comfort for both patient and doctor.

      Excimer lasers ablate tissue without generating the heat associated with many other types of lasers that use different wavelengths and that can cause unintended thermal damage to surrounding tissue. The excimer laser operates in the ultraviolet spectrum and acts on the surface of the cornea; the light does not penetrate the eye, so there is no measurable effect in the interior of the eye. In the VISX System, the presence of seven scanning, variable sized beams means that refractive corrections can be completed in a shorter time and with less tissue removal than with other excimer lasers.

      VISX Treatment Cards. Use of the VISX System is controlled by proprietary cards, which are sold separately. Each card provides the user with specific access to proprietary software and is required to operate the VISX System. Because each procedure performed requires the use of a treatment card, there is a strong correlation between the sales of cards and the number of procedures performed. Types of VISX treatment cards include: the VisionKey® Card, the Custom-CAPTM Card and the PTK Card.

      WaveScan WaveFrontTM System. In order to enhance treatments with the VISX System, VISX, in conjunction with 20/10 Perfect Vision, GmbH, has developed the WaveScan WaveFront System, which uses wavefront technology to diagnose refractive errors of the eye. These refractive errors are displayed by the system in the form of an aberration map. The WaveScan® takes advantage of complex mathematical algorithms to derive complete refractive information about the patient’s entire optical system. The WaveScan accomplishes this by projecting a beam of light onto the retina and analyzing the reflected light waves. The wavefront data also contains additional higher order aberration information, previously unmeasureable by any other instrument.

      Information concerning the amount and percentage of revenues contributed by our different products and services is set forth later in this report under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing, Sales and Distribution

      Our marketing objective is to maximize consumer acceptance of laser vision correction by (a) offering advanced laser technology to the eyecare medical community, (b) developing improvements to that technology, and (c) providing our customers with various services and programs designed to increase their operating efficiency, effectiveness and volume of laser vision correction procedures.

Marketing Programs

      VISX University® Programs. VISX University is a series of educational programs designed to teach laser center decision-makers how to effectively manage and market their excimer laser practices. Three national sessions were held in 2001, and two are planned for 2002. Seventeen regional practice development sessions, known as Fast Tracks, were also held in 2001, and twelve are planned for 2002. Attendees learn about procedure-building techniques in advertising, marketing, public relations, lead tracking, staff training, and consumer education and recruitment. The VISX University curriculum features a two-day program of small-group, interactive workshops in which participants learn about the experiences of successful VISX laser vision correction marketers and share their own experiences. VISX University programs provide all our customers with the opportunity to benefit from world-class marketing and management instruction regarding successful laser vision correction practices.

      Business Development Managers. We employ a team of industry experts as Business Development Managers who have geographical account responsibility across the nation. Each Business Development Manager is responsible for providing the instruction, information and services necessary to help our customers maximize their VISX® laser investment. Accounts that participate in this program receive intensive “hands-on” consulting and training to help them increase the number of laser vision correction procedures performed. The plan developed during the consultation phase identifies specific areas that the customer can modify in order to respond more successfully to consumers interested in having laser vision correction on a VISX System.

      The Refractive Society Symposium. The Refractive Society Symposium is a continuing medical education (CME) accredited event, typically held in conjunction with major ophthalmic meetings, drawing speakers from around the world to share their experiences on the latest refractive techniques and technologies. Refractive surgeons are encouraged to attend these events to obtain important information about the latest VISX technology and updates on the development of new technologies.

      Marketing Communication Materials. Customers who buy or use a VISX System receive educational and marketing materials including brochures, videos, slides, and other tools to help them promote VISX laser vision correction.

      Procedure Financing Support. Consumers are accustomed to making monthly payments to purchase goods and services, and VISX laser vision correction is well suited to that approach. We have referred our customers to several financial vendors that specialize in patient financing to consumers through eye care professionals. We are not directly involved with these financing programs and do not benefit from the financing except to the extent it contributes to growth in the number of laser vision correction procedures performed.

Customer Support and Service

      Customer Response Center. The VISX Customer Response Center handles customer calls 24 hours a day, seven days a week, and is staffed by over 80 trained VISX professionals to respond to calls and inquiries from our customers. Telephone requests range from orders for parts and VisionKey cards to requests for technical support, customer information, and field service. More than 60 members of the Customer Response Center are field-based service engineers, strategically located to enable them to respond rapidly to customer needs.

      Laser Installation/ Training Process. We require new customers to participate in a thorough and rigorous training process to ensure they know how to safely operate the VISX System and perform laser vision correction surgery. After a VISX field service engineer installs the VISX System, the operators are trained on-site in the use and maintenance of the VISX System. Physicians are trained and certified by an independent ophthalmologist selected by us to serve as a VISX Physician Trainer. The initial training of operators and physicians is included with the purchase of the VISX System, and we receive no profit from training courses given throughout the United States. Instead, it is our philosophy that ophthalmologists are uniquely qualified to train ophthalmologists, and we authorize certified VISX Physician Trainers to train other physicians in the proper use of the VISX System. Over 8,500 United States ophthalmologists have been trained to use the VISX System.

      VISXPRESS®. At least once a month we broadcast a fax bulletin, called VISXPRESS, communicating the latest news regarding VISX and laser vision correction. The frequency of the publication is determined by the timing of news. The bulletin is also used to communicate breaking news immediately to our customers.

      VISX on the Internet. We believe that Internet-based marketing is particularly well suited to the demographics of our potential consumers. The Internet’s interactive capabilities enhance the effectiveness of communications with customers and the professional eyecare community at large. Our website at http://www.visx.com includes the following resources:

•	Information for consumers regarding the benefits of VISX® laser vision correction, including multimedia testimonials from patients, and an interactive map providing consumers with the locations of VISX installations and VISX-certified physicians;

•	Clinical information for the physician community, including downloadable presentations and white papers concerning the most recent VISX clinical results from leading ophthalmologists worldwide;

•	On-line access to the Customer Response Center, including news about new products and services, physician certification course schedules, and registration for practice development programs such as VISX University; and

•	VISX University® Online, which gives our customers access to some of the same valuable educational information about practice building and marketing offered in the live seminars, but from the convenience of their computers.

International Sales and Marketing Strategy

      Our international sales and marketing strategy is to establish and maintain a presence and quality image in selected markets either directly or indirectly through distributors. To support this strategy, we have established a subsidiary in Japan and have sales managers that cover key international sales regions. We also support international markets by sponsoring speaking engagements and by attending select exhibitions and trade shows. VISX Systems are installed in more than 46 countries, and we have contracts with more than 32 distributors worldwide that are responsible for servicing those systems.

Major Customers

      Laser Vision Centers, Inc. (“LVCI”) accounted for 14%, 10% and 13% of total revenues in 2001, 2000, and 1999, respectively. TLC Laser Eye Centers, Inc. (“TLC”) accounted for 5%, 9% and 12% of total revenues in 2001, 2000, and 1999, respectively.

Reliance on Patents and Proprietary Technology

      We own over 200 United States and foreign patents and have 145 patent applications pending. We believe our patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. Two of our fundamental patents have survived reexamination proceedings by the United Stated Patent and Trademark Office. U.S. Patent No. B1 5,108,388 survived reexamination with amendment to the original claims and the addition of 60 new claims. U.S. Patent No. 4,903,695 C1 survived reexamination without amendment of the original claims and with the addition of 39 new claims. We are committed to protecting our proprietary technology. It is possible, however, that one or more of our patents may be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement may be found not to be infringing our patents. Such an outcome could have a material adverse effect on our business, financial position and results of operation. Please see “Risk Factors — Patents and Intellectual Property” and “Risk Factors — Intellectual Property Disputes” below for additional discussion of the risks related to our intellectual property.

      License to LaserSight. In May 2001, VISX and LaserSight Incorporated signed an agreement by which they settled all pending disputes and litigation between the two companies. Under the agreement, we licensed our patents relating to refractive excimer lasers to LaserSight. As consideration, LaserSight will pay a royalty to us for each procedure performed in the United States using LaserSight’s refractive excimer laser.

      Cross License between VISX and Bausch & Lomb. In January 2001, VISX and Bausch & Lomb signed an agreement by which they settled all pending disputes and litigation between the two companies. Under the agreement, we licensed our patents relating to refractive excimer lasers to Bausch & Lomb. As consideration, Bausch & Lomb licensed its patents relating to refractive excimer lasers to us and will pay us a royalty for each procedure performed in the United States using Bausch & Lomb’s refractive excimer laser.

      Cross License between VISX and Summit. In June 1998, VISX and Summit Technology, Inc. (“Summit”), now owned by Alcon, signed an agreement by which they dissolved Pillar Point Partners (“Pillar Point”) and settled all pending disputes and litigation between the two companies. Under the agreement, VISX and Summit each granted the other a fully-paid license to its patents relating to laser ablation of corneal tissue. The licenses cover, with certain exceptions, technology acquired by the recipient of the license.

      Other Licensing Agreements. We have licensed certain patents issued outside of the United States to the following companies: Chiron Vision Corporation, now owned by Bausch & Lomb, Aesculap-Meditec GmbH, now known as Asclepion (“Asclepion”), Herbert Schwind GmbH & Co. KG (“Schwind”), Autonomous Technologies Corporation (“Autonomous”), previously owned by Summit and now owned by Alcon, and LaserSight. Under these agreements, we receive royalties for international sales of Bausch & Lomb, Asclepion, Schwind, and LaserSight equipment that is covered by our international patents. In addition, Summit has taken a fully-paid license to our non-U.S. patents, which covers sales of the Summit and Autonomous laser systems.

      In 1992, International Business Machines Corporation (“IBM”) granted VISX nonexclusive rights under United States and foreign IBM patents that include certain claims covering ultraviolet laser technology for removal of human tissue. Under the terms of this license, we have agreed to pay a royalty on VISX Systems made, used, sold or otherwise transferred by or for VISX in the United States and certain other countries. In 1997, IBM advised us that it assigned the patents and the license to LaserSight. In February 1998, LaserSight advised us that Nidek had acquired the foreign IBM patents and the licenses to these foreign patents. As part of the agreement entered into by VISX and LaserSight in May 2001, we obtained a paid-up license to the United States IBM patent. We also have entered into a nonexclusive, worldwide license agreement with Patlex Corporation (“Patlex”), which holds certain patents on lasers. Under this agreement, we pay Patlex a royalty on certain laser components of the VISX System.

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

Government Regulation

      U.S. Food and Drug Administration. The VISX STARTM Excimer Laser System and VISX WaveScan WaveFrontTM System are medical devices, and as such are subject to regulation by the FDA under the Food Drug and Cosmetic Act and by similar agencies outside of the United States. Products manufactured or distributed by us are subject to pervasive and continuing regulation by the FDA, including, among other things, postmarket surveillance and adverse event reporting requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.

      We manufacture our products in accordance with Good Manufacturing Practices (“GMP”) regulations, which impose procedural and documentation requirements with respect to manufacturing and quality assurance activities. Our manufacturing facilities, procedures and practices have undergone and continue to be subject to GMP compliance inspections conducted by the FDA.

      The FDA’s Quality System Regulation (“QSR”) went into effect on June 1, 1997. The goal of QSR is to make the existing GMP regulations consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Organization for Standardization (“ISO”) 9001:1994 “Quality Systems — Model for Quality Assurance in Design, Development, Production, Installation, and Servicing.” On February 3, 1998, we were certified to ISO 9001/ EN46001. To ensure continuing compliance with ISO standards, we undergo annual recertification audits, the most recent of which was completed on October 19, 2001. These recertification audits are carried out by registered certification agencies. We have successfully passed each annual recertification audit since its initial certification.

      Other Government Regulation. We are regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. In addition, we are subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement, and our facilities have been inspected by, and are subject to ongoing, periodic inspections by, California regulatory authorities. Sales, manufacturing and further development of the VISX® System also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. The impact of such regulations cannot be predicted. Our products have been tested and certified to comply with all applicable safety requirements for medical devices in the United States and Canada, and bear the ETL-c Mark as evidence of compliance.

      International. Many countries outside the United States do not impose safety and efficacy testing or regulatory approval requirements for medical laser systems. International regulatory requirements vary by country, however, and failure to receive approval in, or meet the requirements of, any country would prevent us from selling our products in that country.

      In Europe, the member countries of the European Union have promulgated rules that require medical products to receive the certifications necessary to affix the CE Mark to the device. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO standards for quality assurance and manufacturing processes is one of the CE Mark requirements. We are licensed to apply the CE Mark to the VISX System and VISX WaveScanTM in accordance with the European Medical Device Directives.

      In Japan, we received regulatory approval for PTK from the Japanese Ministry of Health and Welfare in May 1998 and for myopia, or nearsightedness, with astigmatism in January 2000. The Japanese Ministry of Health, Labour and Welfare approved the STAR S3TM Excimer Laser System on December 5, 2001. We are the only United States manufacturer to receive approval for its laser vision correction system in Japan.

Competition

      In the United States, there are five companies whose excimer laser systems have received FDA approval, namely, those of VISX, Alcon (which purchased Summit Autonomous, Inc.), Nidek, LaserSight and Bausch & Lomb. Alcon and Nidek received FDA approval to commercialize their laser systems at the end of 1998, LaserSight at the end of 1999 and Bausch & Lomb in February 2000. While Bausch & Lomb took a per procedure license from us in January 2001, and LaserSight took a per procedure license from us in May 2001, and VISX and Summit granted each other cross licenses to patents covering ultraviolet ablation of corneal tissue, Nidek is actively engaged in commercializing their laser system in the United States and does not have a license to our patents. Nidek is currently offering laser systems for sale in the United States without requiring purchasers to pay license fees upon use of the system. We are pursuing several actions against Nidek and certain of its users for patent infringement. See “Legal Proceedings — Patent and Antitrust Proceedings” below.

      Our principal international competitors are Alcon, Asclepion, Bausch & Lomb, LaserSight, Nidek, Schwind and WaveLight. We have licensed certain of our patents to Asclepion, Bausch & Lomb, LaserSight, and Schwind, each of which is obligated to pay us royalties when it sells a system covered by our patents outside of the United States. In addition, Alcon has taken a royalty-free license to our non-U.S. patents, which covers sales of its systems.

Manufacturing, Components and Raw Materials

      The manufacture of VISX® Systems is a complex operation involving numerous procedures, and the completed system must pass a series of quality control and reliability tests before shipment. We buy from various independent suppliers many components that are either standard or built to our proprietary specifications, and then assemble these components at our California facility. We also contract with third parties for the manufacture or assembly of certain components. A single vendor currently provides several of these components. Please see “Risk Factors — Single Sources for Key Components” below for a description of the risks we face due to our reliance on sole-source vendors.

Research and Development and Regulatory

      Our research efforts have been the primary source of our products. We intend to maintain our strong commitment to research as an essential component of our product development effort. Toward this end, we incurred research and development expenses, including clinical trial expenses, of $19.4 million in 2001, $14.9 million in 2000, and $15.5 million in 1999. Licensed technology developed by outside parties is an additional source of potential products. In 2001, VISX continued funding the early stage research at Stanford University for future treatments for age-related macular degeneration (AMD). We anticipate that research, development and regulatory expenses could be approximately $18 million in 2002.

Employees

      As of December 31, 2001, we had 333 full time employees, 10 temporary employees and 50 consultants. Of the regular employees, 185 are employed in manufacturing and service, 63 in research and development and regulatory, and 85 in general administrative and marketing and sales positions. None of our employees are covered by a collective bargaining agreement. We believe that our relations with employees are good.

Financial Information about Segments and Geographic Areas

      Financial information relating to VISX’s segments and information on revenues generated in different geographic areas are set forth in Note 2, titled “Segment Reporting,” of Notes to Consolidated Financial Statements in Item 8 of this report. In addition, information regarding risks attendant to our foreign operations is set forth under the heading “Risk Factors” later in this report.

Item 2.     Properties

      Our operations are currently located in a 108,844 square foot leased facility in Santa Clara, California. The lease for the facility expires in May 2003 with an option to extend the term an additional five years. We also lease approximately 25,000 square feet of warehouse space in Sunnyvale, California under a lease that expires in March 2006.

      We also lease warehouse and office space in Tokyo and Osaka, Japan. The two warehouse leases each cover 355 square feet. The first lease expires on March 31, 2003, and the second lease expires on December 31, 2002. The two leases for office space are for 871 and 1,835 square feet and expire on January 31, 2003 and September 30, 2003, respectively.

      We believe our facilities are sufficient to meet our current and reasonably anticipated future requirements. See Note 8 of Notes to Consolidated Financial Statements.

Item 3.     Legal Proceedings

      We are involved in a variety of legal proceedings that affect our business. These include proceedings relating to patents and intellectual property rights, proceedings relating to claims that VISX’s activities have violated antirust laws, class actions filed under federal securities laws and other litigation proceedings. In 2001, we settled or otherwise resolved many of these proceedings, including the LaserSight patent litigation, the Bausch & Lomb patent litigation, the Federal Trade Commission antitrust proceedings, the antitrust class actions and other litigation involving Pillar Point Partners, and the stockholder derivative action. The nature of the settled and remaining proceedings, and the effect that adverse determinations in the remaining proceedings could have on VISX and our business, financial condition and results of operations, are described below.

Patent and Antitrust Proceedings

Overview

      The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on whether infringement of the patents has occurred, and on the validity or enforceability of the patents. In addition, our use of patents and our business practices are being contested as violations of antitrust and securities laws. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and per procedure license fees in certain markets, could give rise to significant monetary damages, could prevent us from manufacturing and selling the VISX® System, and therefore could have a material adverse effect on our business, financial position and results of operations.

Patent Litigation: Nidek and Users of Nidek Lasers

United States.

      In December 1998, Nidek received approval to market its laser vision correction systems in the United States, and subsequently VISX filed a lawsuit in the United States District Court in Northern California alleging that Nidek’s laser systems infringe certain VISX patents (USDC ND Cal C98-04842). We are seeking injunctive relief and monetary damages in that case. Nidek filed a lawsuit against us on March 30, 1999 in the United States District Court in Northern California alleging, among other things, various violations of federal antitrust and state unfair competition laws, based in part upon VISX’s procurement and assertion of its patents. This case was consolidated with VISX’s action against Nidek for patent infringement.

      In February 2000, four lawsuits filed during 1999 by VISX against certain users of the Nidek laser system were transferred to Multi-District Litigation in the United States District Court in Northern California for the purpose of consolidating them with the actions between VISX and Nidek for pre-trial proceedings (MDL Docket No. 1319, the “California MDL”). In these cases (captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, MD (USDC ED Mich 99-60139); VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al. (USDC SD Cal 99 CV 1029L); and VISX, Incorporated v. Antoine L. Garabet et al. (USDC CD Cal 99-05284)), we have alleged, among other things, that the defendants’ use of the Nidek laser system infringes one or more of our patents and are seeking monetary damages and an injunction against the defendants prohibiting the use of the Nidek laser systems. The defendants in these actions have filed counterclaims seeking, among other things, a declaration of non-infringement, invalidity and unenforceability of the patents asserted by VISX.

      In October 2000, we amended our suits against Nidek and certain users of the Nidek laser system to assert only VISX United States Patents Nos. B1 5,108,388 (the “ ‘388 patent”) and 5,735,843 (the “ ‘843 patent”). The court has entered a scheduling order in the California MDL setting a trial date of February 3, 2003 in the actions between VISX and Nidek. In September 2001, VISX received a claims construction ruling in the California MDL. In the ruling, the court determined the scope of certain patent claims asserted by VISX. Among other things, the court found that the asserted claims of the ‘843 patent cover laser vision correction systems using a mask with an aperture to provide a graded intensity to the cornea. The court also found that the asserted claims of the ‘388 patent require ablation of layers above the stroma in addition to stroma. Discovery is ongoing in the California MDL.

      In January 2001, Nidek filed a lawsuit against VISX in the United States District Court in Northern California (USDC ND Cal C01-20015 JF) alleging infringement of Nidek United States Patents Nos. 5,445,633, 5,624,436 and 6,136,012 and seeking monetary damages and injunctive relief. VISX has filed an answer to this complaint denying infringement and asserting certain other defenses. The court held a claims construction hearing in this case in January 2002, but has not yet issued its claims construction ruling.

      These proceedings are still in the discovery stage, and at present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. However, adverse determinations in these lawsuits could limit VISX’s ability to collect per procedure license fees in the United States from Nidek as well as from other sellers and users of laser vision correction systems, could give rise to significant monetary damages and could result in an order enjoining the manufacture and sale of the VISX® System. Any such adverse determination could therefore have a material adverse effect on VISX’s business, financial position and future results of operations.

International.

      VISX has brought patent litigation against Nidek in Canada and France. These proceedings, which allege patent infringement by Nidek and certain of its users, were filed by VISX in February 1994 (Canada) and May 1997 (France). The defendants have contested VISX’s infringement claims as well as the validity of VISX’s patents. Trial in the Canadian proceeding took place in September 1999, and in December 1999, the Canadian federal court ruled that VISX’s patents were valid, but that defendants had not infringed them. Both sides appealed this decision, and in June 2001, the Canadian court of appeal upheld the trial court’s determination of validity and non-infringement. Neither side appealed from this latter decision.

      The proceeding in France is currently in the pleading stage, and at present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from that case. However, any determination that our patents are invalid could limit our ability to collect equipment license fees in France and elsewhere in Europe from Nidek as well as from other sellers of laser vision correction systems. Any such adverse determination could therefore have a material adverse effect on VISX’s business, financial position and future results of operations.

      In August 2000, Nidek filed an action in Japan against VISX’s Japanese subsidiary and others alleging infringement of Nidek’s Japanese Patent No. 2,809,959 (the “ ’959 patent”) and seeking monetary damages and injunctive relief (Tokyo District Court, the 47th Civil Division, Case No. (WA) 16531/2000). VISX thereafter initiated proceedings in the Japanese Patent Office (“JPO”) challenging the validity of that Nidek patent. In November 2001, the Tokyo District Court held that the ’959 patent is invalid and, as a result, is unenforceable. In January 2002, the JPO also found that the ’959 patent is invalid. Nidek has appealed both of these decisions to the Tokyo High Court and stated that it may attempt to amend the claims of the ’959 patent.

      At present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from the Japanese proceeding. However, an adverse determination in this suit could give rise to significant monetary damages and result in an order enjoining the importation and sale of VISX products to Japan. Any such adverse determination could therefore have a material adverse effect on our business, financial position and future results of operations.

Patent Litigation: LaserSight

      In November 1999, VISX filed an action alleging that LaserSight had infringed VISX United States Patent No. 4,718,418 (the “ ’418 patent”) in the United States District Court in Delaware (USDC Del. 99-789). In May 2001, the parties reached a settlement of this action, which provided, among other things, for the licensing of the ’418 patent and other VISX United States patents to LaserSight.

      In February 2000, LaserSight filed a lawsuit against VISX in the same District Court (USDC Del. 00-059) alleging that VISX infringes United States Patent No. 5,630,810 (the “ ’810 patent”), which is licensed to LaserSight. In May 2001, LaserSight dismissed its infringement claim with prejudice and granted

VISX and our customers a worldwide covenant not to sue for infringement of the ’810 patent, any present and future continuations, continuations in part, divisionals, reissues or reexaminations thereof, or its foreign counterparts. VISX did not compensate LaserSight in any manner for the dismissal or covenant.

Patent Litigation: Bausch & Lomb

      In September 2000, VISX filed an action against Bausch & Lomb in the United States District Court in Delaware alleging that Bausch & Lomb infringed the ’388 patent (USDC Del. CA No 00-849 JJF). In January 2001, the parties reached a settlement of this action, which provided, among other things, for the licensing of the ’388 patent and other VISX United States patents to Bausch & Lomb.

Federal Trade Commission Antitrust Proceedings

      On March 24, 1998, the Federal Trade Commission (“FTC”) filed an administrative complaint (Docket No. 9286) challenging the existence of Pillar Point Partners, a now-dissolved partnership between VISX Partner, Inc. (“VISX Partner”) and Summit Partner, Inc. (“Summit Partner”), and challenging the enforceability of certain patents owned by VISX. On July 8, 1998, we reached a settlement with the FTC and entered into a consent decree regarding the dissolution of Pillar Point. On March 4, 1999, the FTC entered an order finalizing that consent decree. The consent decree did not address the portion of the FTC’s complaint directed towards the enforceability of certain VISX patents. On June 4, 1999, the FTC released the initial decision of its administrative law judge dismissing the remaining portions of the FTC’s complaint against VISX and, on June 21, 1999, the FTC attorneys filed notice that they would appeal the judge’s decision to the full Commission. On December 1, 1999, the FTC attorneys filed a conditional motion to dismiss the FTC’s complaint. The Commission dismissed the remaining portions of the FTC’s complaint on February 7, 2001, and the FTC proceedings against VISX have been concluded.

Antitrust Class Actions And Litigation Involving Pillar Point Partners

      Since the commencement of the FTC administrative proceeding on March 24, 1998, a large number of purported class actions were filed against VISX, Summit and, in some cases, also against their affiliates, VISX Partner, Summit Partner, and Pillar Point. Other claims involving Pillar Point were filed against VISX, Summit and others at various times. These actions alleged, among other things, violations of various state and federal antitrust and unfair competition laws.

      In the summer of 2001, VISX and Summit Autonomous, Inc., a subsidiary of Alcon, settled the following actions: In re PRK/ LASIK Consumer Litigation (California Superior Court for Santa Clara County, No. CV772894); The Antitrust Class Actions (USDC AZ, MDL No. 1202); Burlingame v. Pillar Point Partners, et al. (USDC AZ, MDL No. 1202); Freedom Vision Laser Center, LP v. VISX, Incorporated et al. (USDC AZ, MDL No. 1202); and Antoine L. Garabet, M.D. and Abraham v. Shammas, M.D. v. Summit Technology, Inc. and VISX (California Superior Court for Santa Clara County, No. CV 787359) (the “settlements”). In connection with the settlements, VISX paid a total of $37.8 million in one-time payments and related costs and fees. As a result of the settlements, all of the lawsuits described below have been or will likely be dismissed with prejudice.

Patient Class Actions Filed in State Court.

      Several actions filed in California state court on behalf of purported classes of patients were consolidated into one case in the Superior Court of the State of California for the County of Santa Clara, captioned In re PRK/ LASIK Consumer Litigation, No. CV772894 (“In re PRK”), filed on June 12, 1998, and naming VISX, VISX Partner, Summit, and Summit Partner as defendants. The plaintiffs in the consolidated action alleged violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) on behalf of a putative nationwide class of patients. In August 2001, the parties to this action reached a settlement agreement whereby VISX and Summit Autonomous, Inc. paid money into a settlement fund. The court certified a settlement class of patients from twenty states and the District of Columbia who underwent laser vision correction surgery using a VISX or Summit laser system between October 1, 1995 and

February 22, 2000. Publication notice was made to the members of the class. No members of the class objected to the settlement agreement, and only one member of the class opted out of the agreement. In December 2001, the court granted final approval of the settlement agreement. On February 15, 2002, the settlement agreement became effective and the matter was dismissed with prejudice as to all parties. Members of the class have until June 1, 2002 to submit proof of claim forms.

      In addition to the In re PRK action, VISX was named in several duplicative actions in other states on behalf of purported classes of patients:

      In Marks v. Summit Technology Inc., et al., filed on April 27, 1998 in Florida state court, plaintiff brought suit on behalf of a purported class of patients in several states alleging violations of the Florida antitrust and unfair competition laws. No class has been certified in this action. On December 15, 1999, pursuant to the parties’ joint motion, the court stayed this proceeding pending resolution of the In re PRK action. In light of the settlement of the In re PRK action, VISX expects that the Marks action will be dismissed in 2002.

      Worcester v. Summit Technology, Inc. et al. was filed on June 11, 1998 in Wisconsin state court on behalf of a purported class of Wisconsin patients alleging violations of the Wisconsin antitrust and unfair competition laws. In December 1998, the Worcester action was removed to federal court and transferred to the Multi-District Litigation in Arizona described below. On February 15, 2002, pursuant to the parties’ stipulation, this action was dismissed with prejudice.

      In May 1999, Brisson v. Summit Technology, Inc., VISX, Inc., Summit Partner, Inc., VISX Partner, Inc. and Pillar Point Partners was filed by plaintiff on behalf of a purported class of Minnesota patients alleging violations of Minnesota antitrust laws, seeking unspecified damages and injunctive relief. No class has been certified in this action. In June 2000, the court stayed this proceeding pending resolution of the In re PRK action. In light of the settlement of the In re PRK action, VISX expects that the Brisson action will be dismissed in 2002.

Direct Purchaser Class Actions Filed in Federal Court.

      In addition to the state court actions discussed above, a number of purported class actions alleging violations of federal antitrust laws on behalf of a purported class of direct purchasers were filed in federal court against VISX, Summit, and, in some cases, Pillar Point. All of these actions were transferred to the Multi-District Litigation in Arizona described below. In October 1998, the United States District Court in Arizona entered an order for consolidation of these class actions into a case captioned The Antitrust Class Actions (USDC AZ Oct. 21, 1998). In July 2001, the parties entered into a settlement agreement whereby VISX and Summit Autonomous, Inc. paid money into a settlement fund. The court certified a settlement class of all persons and entities in the United States who were charged a per procedure fee by VISX or Summit between October 1, 1995 and February 22, 2000. Individual notices were sent out to the members of the class. No members of the class opted out of the settlement agreement. In November 2001, the court granted final approval of the settlement agreement. On December 28, 2001, the settlement agreement became effective, and the matter was dismissed with prejudice as to all parties. Pursuant to the settlement agreement and plan of allocation, the settlement administrator will disburse the settlement fund to members of the class who timely submitted proof of claim forms.

Multi-District Antitrust Litigation Involving Pillar Point Partners.

      On June 4, 1998, VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. However, Pillar Point continued to be a party in a number of cases, which were transferred for pre-trial purposes to Multi-District Litigation in the United States District Court in Arizona under the caption In re Pillar Point Partners Antitrust and Patent Litigation (MDL No. 1202, the “Arizona

MDL”). In addition to the Worcester case and the direct purchaser class actions described above, the following cases were pending in the Arizona MDL at the time of the settlements:

      Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd. v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. Both actions were filed in the United States District Court in Northern California. Generally, plaintiffs alleged that the per procedure license fee charged by Pillar Point was a violation of the Sherman Act or of corresponding state antitrust laws. In 2001, as a result of the settlements, these cases were dismissed with prejudice.

      Freedom Vision Laser Center, LP v. VISX, Incorporated et al. On May 28, 1999, Freedom Vision Laser Center and other plaintiffs filed an action containing allegations similar to those made in the antitrust class actions described above. On January 18, 2002, following the final approval of the settlement agreement in the direct purchaser class actions, this action was dismissed with prejudice.

Unfair Competition Action Filed in California State Court.

      On January 24, 2000, a case captioned Antoine L. Garabet, M.D. and Abraham v. Shammas, M.D. v. Summit Technology, Inc. and VISX (CV 787359), was filed in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs brought this action purportedly on behalf of the public under Section 17200 of the Business and Professions Code, California’s unfair competition law. The complaint contained allegations similar to those made in the antitrust class actions described above. On December 26, 2000, the court granted defendants’ motion to stay the action pending further court action or final resolution of the suits in the In re PRK action and the Arizona MDL. In 2001, as a result of the settlements, this case was dismissed with prejudice.

Securities Class Actions and Derivative Litigation

      VISX and certain of our officers were named as defendants in several substantially similar securities class action lawsuits filed in February and March 2000 in the United States District Court in Northern California. The plaintiffs in these actions purport to represent a class of all persons who purchased VISX’s common stock between March 1, 1999 and February 22, 2000. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. In April 2000, the court consolidated the various actions under the caption In re VISX, Inc. Securities Litigation C-00-0649-CRB, and appointed a lead plaintiff. The lead plaintiff thereafter filed his consolidated amended complaint, and the parties stipulated to the certification of a plaintiff class. On September 20, 2000, defendants filed a motion to dismiss the consolidated amended complaint, and on February 27, 2001, the District Court granted defendants’ motion and dismissed the consolidated amended complaint with prejudice. Plaintiffs have appealed this decision to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed and was heard on March 13, 2002. VISX believes it has meritorious defenses to plaintiffs’ claims and expects to vigorously pursue these defenses. However, there can be no assurance that this action will be resolved favorably to VISX or will not have a material adverse effect on VISX’s business, financial position and future results of operation.

      On April 24, 2000, a purported stockholder derivative action was filed in the Superior Court of the State of California for the County of Santa Clara (captioned Michael S. Glassman v. Mark B. Logan, et al., CV789364). The complaint alleged that certain of VISX’s officers and directors breached fiduciary duties owed to VISX in connection with the circumstances alleged in the securities class action complaints described above. On May 30, 2000, the defendants filed demurrers to the derivative complaint. On October 3, 2000, the court sustained the demurrers but granted leave to file an amended derivative complaint. Plaintiffs filed their amended derivative complaint in August 2001 and shortly thereafter defendants renewed their demurrers. On December 13, 2001, the court sustained the renewed demurrers without leave to amend. On January 30, 2002, the court entered judgment in defendants’ favor. Plaintiffs agreed not to appeal from this judgment in return for defendants’ waiver of court costs. This action has thus been concluded.

Other Litigation

      We are involved in various other legal proceedings that arise in the normal course of business. These matters include product liability actions, contract disputes and other matters. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Item 4A.	Executive Officers of the Registrant

      Each executive officer holds his or her office for a one-year term. Our principal executive officers are:

Name	Age	Position	Year First Held Current Position

Elizabeth H. Dávila	57	Chairman of the Board, President and Chief Executive Officer	2001, 1999 and 2001, respectively
Timothy R. Maier	53	Executive Vice President, Chief Financial Officer and Treasurer	1999
Douglas H. Post	50	Executive Vice President, Operations	2001
Derek A. Bertocci	48	Vice President, Controller	1998
Donald L. Fagen	48	Vice President, Global Sales	2001
Carol F.H. Harner, Ph.D.	58	Vice President, Research and Development	1997
Catherine E. Murphy	54	Vice President, Human Resources	2001
John F. Runkel, Jr.	46	Vice President, General Counsel and Secretary	2001
Alan F. Russell, Ph.D.	60	Vice President, Regulatory and Clinical Affairs	2001
Joaquin V. Wolff	44	Vice President, Global Marketing	2001

      Elizabeth H. Dávila. Ms. Dávila has served as our Chairman of the Board since May 2001, President and Chief Executive Officer since February 2001, President and Chief Operating Officer from February 1999 to February 2001, Executive Vice President and Chief Operating Officer from May 1995 through February 1999, and as a Director since December 1995. From 1977 to 1994, Ms. Dávila held senior management positions with Syntex Corporation in its medical device, medical diagnostics, and pharmaceutical divisions. Ms. Dávila also serves on the Board of Directors of VidaMed, Inc.

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

      Douglas H. Post. Mr. Post has been Executive Vice President, Operations since January 2001. Prior to that time he was Vice President, Operations and Customer Support from September 1996 to January 2001. He served as Senior Director, Customer Support from December 1992 to September 1996 and was Senior Vice President, Sales & Customer Support, with VISX Massachusetts Inc. (formerly Questek, Inc.) from February 1985 to December 1992.

      Derek A. Bertocci. Mr. Bertocci has been Vice President, Controller since December 1998. He served as Controller from November 1995 until December 1998. Prior to joining VISX, Mr. Bertocci was Controller for Time Warner Interactive from 1993 to 1995 and Controller and Assistant Treasurer for Datron Systems, Inc. from 1987 to 1993.

      Donald L. Fagen. Mr. Fagen has been Vice President, Global Sales since February 2001. Prior to joining VISX, Mr. Fagen was Vice President, Sales and Marketing for The Hillside Group from 2000 to 2001. From 1999 to 2000, Mr. Fagen was Executive Vice President, Sales and Marketing with ClearVision, Inc. From 1995 to 1999, Mr. Fagen held the position of Director of Sales and Group Purchasing Organizations with Alcon Laboratories. Prior to that time, Mr. Fagen directed sales organizations at CooperVision Surgical from 1985 to 1993 and Sci Med from 1993 to 1995.

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

      Catherine E. Murphy. Ms. Murphy has been Vice President, Human Resources, since September 2001. Prior to joining VISX she was Director, Compensation, Benefits and Human Resource Information Technology for Genentech from 1998 to 2001. Ms. Murphy served as human resource consultant for a variety of medical device and biopharmaceutical firms from 1996 to 1998, and she held a variety of management positions within Syntex Corporation from 1983 to 1996 in the areas of compensation, benefits, employee relations, staffing and related human resource functions.

      John F. Runkel, Jr. Mr. Runkel has been Vice President, General Counsel and Secretary since January 2001. Before joining VISX, Mr. Runkel was a partner in the law firm of Sheppard, Mullin, Richter & Hampton, where he practiced law for 17 years.

      Alan F. Russell, Ph.D. Dr. Russell joined VISX as Vice President, Regulatory and Clinical Affairs in June 2001. Before joining VISX he was CEO of AvMax, Inc., a privately held pharmaceutical company. From 1992 to 1998, Dr. Russell was Senior Vice President, Scientific Affairs at Cygnus, Inc. Before that, he was Vice President for Scientific Affairs at Chiron Corporation from 1987 to April 1992. He held the same position at Beecham Laboratories from 1983 to 1987, prior to which he held various management positions at Syntex Corporation from 1971 to 1983, including Director of Regulatory Affairs for Investigational Drugs. He holds a Ph.D. in Organic Chemistry from the University of New South Wales in Australia and M.B.A. and J.D. degrees from the University of Santa Clara.

      Joaquin V. Wolff. Mr. Wolff has been Vice President of Global Marketing since January 2001. Mr. Wolff held the position of Director of Marketing with responsibilities in both the Cataract and Vitreoretinal business units of the Surgical Division at Alcon Laboratories from 1990 to 2000. From 1983 to 1990, he held a variety of sales and marketing positions for CooperVision Surgical.

      Our Board of Directors has approved the adoption by our executive officers and directors of trading plans under Securities and Exchange Commission Rule 10b5-1. Consequently, some or all of our executive officers and directors may choose to adopt such a plan in the future.

PART II

Item 5.     Market for VISX’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the New York Stock Exchange under the symbol “EYE”. Prior to September 7, 2000, our stock was traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol “VISX.” The following table sets forth the high and low closing prices of our common stock.

	High	Low

2000
First Quarter	$53.50	$15.50
Second Quarter	32.94	14.38
Third Quarter	35.00	22.00
Fourth Quarter	26.13	9.31
2001
First Quarter	$18.00	$10.25
Second Quarter	23.80	15.93
Third Quarter	18.75	12.11
Fourth Quarter	13.77	11.38

      On March 18, 2002, the last reported sale price of the Common Stock on the New York Stock Exchange was $17.49 per share. We had approximately 768 holders of record of our common stock on that date.

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

Selected Consolidated Financial Information

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Statement Of Operations Data:
Total revenues	$169,566	$200,248	$271,252	$133,750	$68,631
Cost of revenues	58,440	62,684	57,513	31,109	20,598
Total costs and expenses	124,394	144,256	129,154	74,530	53,111
Income from operations	45,172	55,992	142,098	59,220	15,520
Litigation settlement	37,821	11,856	—	35,000	4,500
Net income	$10,909	$35,221	$91,768	$25,590	$14,097
Earnings per share:(A)
Basic	$0.19	$0.57	$1.45	$0.42	$0.23
Diluted	$0.19	$0.55	$1.35	$0.39	$0.22
Shares used for earnings per share:(A)
Basic	56,660	61,431	63,474	61,014	61,716
Diluted	58,081	63,778	68,119	65,398	63,272
Balance Sheet Data:
Cash and short-term investments	$123,807	$229,453	$258,359	$116,539	$100,833
Working capital	159,935	245,662	303,546	129,008	103,880
Total assets	219,925	321,507	362,721	176,619	130,352
Retained earnings (accumulated deficit)	143,325	132,416	97,195	5,427	(20,163)
Stockholders’ equity	$176,278	$268,772	$316,793	$138,989	$110,299

(A)	All share and per share amounts have been adjusted to give effect for the 2 for 1 stock splits effected as 100% stock dividends in January and May 1999.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our research efforts; the outcome of various lawsuits to which we are a party; the use of our WaveScan® System; system upgrade revenues in 2002; renewed support in the U.S. laser vision correction market in 2002; the amount of our R&D and regulatory expenses in 2002. These forward-looking statements are estimates reflecting the best judgment of the senior management of VISX, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors” beginning on page 26, “Legal Proceedings” beginning on page 8, and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-

looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

      We develop products and procedures to improve people’s eyesight using lasers. Our principal product, the VISX STAR Excimer Laser SystemTM (“VISX System”), is designed to correct the shape of a person’s eyes to reduce or eliminate the need for eyeglasses or contact lenses. The Food and Drug Administration (“FDA”) has approved the VISX® System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has also approved our WaveScanTM Wavefront System (“WaveScan System”), which provides a complete refractive analysis of the eye’s entire optical system. In the future, we anticipate that doctors will be able to use this analysis to enhance treatments with the VISX System. We sell VisionKey® cards to control the use of the VISX System and to collect license fees for the use of our patents.

      The laser vision correction industry is evolving rapidly. Economic, market, and technology changes frequently affect VISX and could harm our business in the future. Please see the section of this report entitled “Risk Factors,” which begins on page 26, for a more thorough description of the risks that our business faces. If any of the risks in the Risk Factors section described below materialize, orders and revenues for VISX Systems and VisionKey cards could fluctuate or decline. Accordingly, our past results may not be useful in predicting our future results.

Results of Operations

2001 Compared to 2000

	Year Ended December 31,

	2001	2000	Change

	(000’s)
Revenue
System sales	$55,592	$60,678	(8)%
Percent of revenue	32.8%	30.3%
License, service and other revenue	$113,974	$139,570	(18)%
Percent of revenue	67.2%	69.7%
Total	$169,566	$200,248	(15)%

      System sales revenue in 2001 was $5 million lower than in 2000 due to a decline in sales of laser systems, which was partially offset by an increase in revenue from upgrades of laser systems and the introduction of our new WaveScan system in 2001. Laser system sales revenue declined $25 million due to a number of factors: the recession (both U.S. and worldwide), increased competition, and delay in regulatory approval of our STAR S3 laser system in Japan. Laser upgrade revenue increased $18 million (from $2 to $20 million) because a majority of our U.S. customers upgraded their STAR S2TM laser systems to the new STAR S3TM model during 2001. Since we began installing the STAR S3 upgrade in the fourth quarter of 2000, we have upgraded approximately 60% of the STAR S2 lasers based in the U.S. Accordingly, we anticipate that upgrade revenue will decline in 2002. The introduction of our new WaveScan system generated a small amount of additional sales revenue in 2001.

      License, service and other revenue in 2001 was $25.6 million lower than in 2000 mainly due to a decline in license and other procedure fees (“procedure fees”) from U.S. customers, which was partially offset by increased U.S. service revenue. Procedure fees declined due to a combination of lower volume of procedures for which VISX earned procedure fees ($12 million) and lower procedure prices ($19 million). Effective February 22, 2000, we reduced the price of our license fee from $250 to $100 per procedure performed on a VISX laser in the U.S. Laser vision correction is not generally covered by medical insurance. The decision to have laser vision correction surgery is influenced by many factors including consumers’ confidence in and perception of the health of the economy. We believe the economic recession and drop in consumer confidence in 2001 were the principal causes of the decline in our procedure volume and the U.S. laser vision correction market as a whole. We believe that the rebound of the U.S. economy and consumer confidence will provide renewed support for the U.S. laser vision correction market in 2002, though the timing and extent of the rebound is difficult to predict.

	Year Ended December 31,

	2001	2000	Change

	(000’s)
Costs and Expenses
Cost of revenues	$58,440	$62,684	(7)%
Percent of revenue	34.5%	31.3%
Marketing, general and administrative	$46,496	$66,613	(30)%
Percent of revenue	27.4%	33.3%
Research, development and regulatory	$19,458	$14,959	30%
Percent of revenue	11.5%	7.5%

      Cost of revenues declined $4 million, which was due to lower unit sales of laser systems (approximately $15 million), partially offset by additional cost of revenues for laser upgrades (approximately $12 million). Our gross profit margin was lower due predominately to the decline in our U.S. procedure volume and the reduction in our license fee per procedure in February 2000. Marketing, general and administrative expenses declined principally due to a $2 million reduction in expense for reserves for uncollectible accounts receivables and $3 million less in spending on marketing and promotional programs. Our policy is to accrue reserves against receivables based on our assessment of our customers’ ability to meet their financial obligations. As a result of this analysis, our additions to reserves against accounts receivable were $3 million in 2001 as compared to $5 million in 2000. The reserves added in 2000 were higher than in other years because a number of customers developed significant problems due to a variety of factors including over expansion and the rapid transition in the U.S. economy from high growth to contraction. Approximately $4 million of receivables identified as potential problems in 2000 subsequently became uncollectible and were written off in 2001. Our expenses in 2000 also included a charge to fully reserve a $15 million long-term note we advanced to a customer. This long-term note was subsequently written off due to the bankruptcy of this customer in 2001. Our research and development expenses increased due to increased spending in our three main areas of focus: new capabilities for the VISX STARTM Excimer Laser platform, development of new products such as our WaveScan® System and wavefront-driven ablations, and research into new technologies. We anticipate that our R&D and regulatory expenses will total approximately $18 million in 2002.

Other Income (Expense)

      Lawsuits were filed against us in 1998 in connection with the activities of Pillar Point Partners (“Pillar Point”), a partnership between subsidiaries of VISX and Summit Technologies, Inc. (“Summit”). The purported class action lawsuits alleged, among other things, violations of various state and federal antitrust and unfair competition laws. Other claims involving Pillar Point were filed against VISX, Summit and others at various times. The Pillar Point partnership was dissolved in 1998, and in 2001 we and Summit, now a subsidiary of Alcon, Inc., settled certain of these actions. In connection with the settlements, VISX paid a total of $37.8 million in one-time payments and related costs and fees. As a result of the settlements, the lawsuits have been or we believe will likely be dismissed with prejudice.

2000 Compared to 1999

	Year Ended December 31,

	2000	1999	Change

	(000’s)
Revenue
System sales	$60,678	$74,415	(18)%
Percent of revenue	30.3%	27.4%
License, service and other revenue	$139,570	$196,837	(29)%
Percent of revenue	69.7%	72.6%
Total	$200,248	$271,252	(26)%

      Our laser system unit sales and revenue in international markets increased in 2000 over 1999, but in the United States they declined from the prior year. In international markets, the increase totaled $9 million and was most significant in Asian and Latin American countries. We believe this was due to a combination of factors including customers’ enthusiasm for VISX’s new products and technology, new distributors, and additional marketing programs. The decline in United States’ sales of $23 million was due principally to lower unit sales caused by increased competition, the slowdown in the economy, and customers deferring purchases until we began production of our next generation STAR S3TM Excimer Laser System in the fourth quarter of 2000. Average selling prices during 2000 were lower than in the prior year as the result of increased competition and the anticipated introduction of our next generation STAR S3TMExcimer Laser System and our WaveScan® System.

      Our U.S. license revenue declined due to our reduction in February 2000 of our U.S. license fee to $100 per procedure from the $250 we had charged since we first entered the U.S. market in 1996. Based on our analysis of sales data and developments in the U.S. laser vision correction market during the first quarter of 2000, we concluded that consumer concerns about the pricing of laser vision correction were dampening the industry’s potential for growth. In an effort to address these concerns and to help broaden the appeal for laser vision correction, we reduced our U.S. license fee. Sales of VisionKey® cards for licensed procedures in the U.S. increased in 2000 over 1999. However the benefit from the increase in unit volume ($21 million revenue from additional procedures at the new prices) was not sufficient to offset the reduction in revenue (approximately $84 million) resulting from the lower per procedure license fee.

	Year Ended December 31,

	2000	1999	Change

	(000’s)
Costs and Expenses
Cost of revenues	$62,684	$57,513	9%
Percent of revenue	31.3%	21.2%
Marketing, general and administrative	$66,613	$56,166	19%
Percent of revenue	33.3%	20.7%
Research, development and regulatory	$14,959	$15,475	(3)%
Percent of revenue	7.5%	5.7%

      Cost of revenues increased in 2000 over 1999 primarily because we serviced a larger installed base of systems. Our gross profit margin was lower in 2000 than in 1999 due to lower license fees (due to the reduction in per procedure license fee) and lower average selling prices of laser systems as discussed in the preceding section on revenue. Our marketing, general and administrative expenses increased in 2000 over 1999 due to additions to our reserves for uncollectible amounts due from customers. Our policy is to accrue reserves against receivables based on our assessment of our customers’ ability to meet their financial obligations. As a result of this analysis, our additions to reserves against accounts receivable due from customers were $5 million in 2000 as compared to less than $1 million in 1999. We increased our additions to reserves in 2000 because a number of customers developed significant problems due to a variety of factors including the rapid transition in the U.S. economy from high growth to contraction, over expansion and increased competition. In addition, in January 2000 we extended $15 million to one customer under a five-year note (payable in quarterly installments bearing interest at approximately the prime bank rate) with the goal of contributing to their expansion and the growth of the laser vision correction market as a whole in the United States. In December 2000 we determined that the future collectibility of this note receivable was in doubt due to a significant deterioration of the customer’s operations and financial position during the fourth quarter of 2000. Accordingly, we reserved for this $15 million long-term note receivable in its entirety in the fourth quarter of 2000, which was included in marketing, general and administrative expense. Excluding additions to reserves against amounts due from customers, our marketing, general and administrative expenses were 14% lower in 2000 than in 1999. Legal expenses declined because settlements were reached and trials were completed in several cases in the first half of 2000. This contrasts with 1999 during which we incurred substantial legal expenses due to the International Trade Commission (“ITC”) trial regarding its investigation of Nidek Co., Ltd. (“Nidek”), the FTC administrative action, and other patent litigation. Marketing expenses declined principally because we eliminated our direct consumer advertising campaign and focused on other marketing programs in the U.S. Administrative expenses decreased due to lower payments to employees under performance based incentive programs. We increased spending in research and development. Our efforts were focused on developing new capabilities for the VISX STARTM Excimer Laser platform, designing new products such as our WaveScan® System, and researching new technologies. Our regulatory expenses were lower, mainly due to reduced work outside the U.S. We continued to conduct clinical studies and prepared submissions to obtain additional approvals from the FDA and regulatory authorities in other countries.

Other Income (Expense)

      We settled a number of litigation matters during 2000 and paid a total of $11.9 million in one-time payments and related costs and fees in connection with these settlements. We settled antitrust and other claims against VISX filed by Jon Dishler and associated parties (“Dishler”). This settlement included a resolution of the claims filed in 1996 by Pillar Point, Summit Partner, and VISX Partner against Dishler. We also settled a lawsuit filed by John Taboada against Stephen Trokel, VISX, and VISX Partner seeking, among other things, a declaration that Taboada was the inventor of our U.S. Patent No. B1 5,108,388 (“388) and a payment of royalties received by VISX for the “388 patent. In connection with the Taboada settlement, the parties signed and filed with the court a stipulated judgment stating that Dr. Trokel is the sole inventor of the “388 patent, and Taboada’s proceeding seeking a stay of the reexamination of the “388 patent was dismissed. Finally, we settled an action filed by a group of former clinical investigators of the system made by Taunton Technologies Corporation (a predecessor of VISX) in which the plaintiffs alleged federal antitrust law violations, breach of contract, and unjust enrichment.

Quarterly Results of Operations

      In the following table we present selected items from our quarterly financial results (in 000’s except earnings per share).

	2000				2001

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Total revenues	$63,997	$48,005	$45,714	$42,532	$51,576	$49,382	$38,540	$30,068

Cost of revenues	16,969	16,929	13,905	14,881	17,828	15,809	14,463	10,340
Total costs and expenses	35,067	32,866	29,232	47,091	34,158	32,010	32,998	25,228
Income (loss) from operations	28,930	15,139	16,482	(4,559)	17,418	17,372	5,542	4,840
Litigation settlement	—	11,856	—	—	—	37,821	—	—
Income (loss) before provision (benefit) for income taxes	32,597	6,594	19,899	(874)	20,860	(17,690)	7,873	6,988
Provision (benefit) for income taxes	13,039	2,441	7,861	(346)	8,240	(6,988)	3,113	2,757

Net income (loss)	$19,558	$4,153	$12,038	$(528)	$12,620	$(10,702)	$4,760	$4,231

Earnings (loss) per share, diluted	$0.30	$0.07	$0.19	$(0.01)	$0.21	$(0.19)	$0.08	$0.08

Shares used for earnings (loss) per share, diluted	66,147	62,910	63,248	60,800	61,018	56,536	57,141	55,895

      Seasonal Variation. Typically we experience an increase in procedure related revenue in the United States market in the first quarter of each calendar year. We attribute this increase to consumers using the annual renewal of funding under the Internal Revenue Service Code section 125 pre-tax medical savings plan to purchase laser vision correction for themselves. Our equipment and procedure revenue tend to decline in the summer.

Critical Accounting Policies

      We follow generally accepted accounting principles (“GAAP”) for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods. Our critical accounting policies used in making these estimates and judgments are as follows.

Revenue Recognition

      We have three main sources of revenue: system equipment sales, service, and license fees and related procedure revenue (“procedure revenue”). We recognize revenue in each of these categories in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this standard, revenue is generally recognized when the following four criteria are met:

      (1) Persuasive evidence of an arrangement exists;

      (2) Delivery has occurred or services have been rendered;

      (3) Our selling price is fixed or determinable; and

      (4) Collectibility is reasonably assured.

      All of our sales are documented by contract or purchase orders specifying sales prices and terms.

      Within the U.S. we directly handle the sale and installation of our systems and recognize revenue on these products after we have completed installation of systems at a customer’s site. At this point we accrue an estimate of the cost of warranty service to be provided in the future. Outside the U.S. our standard terms are FOB VISX and we sell exclusively through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Accordingly, we recognize sales revenue when we ship systems for customers outside the U.S. and accrue an estimate of the cost of parts that we are obligated to provide under warranty. For customers who purchase service contracts, we recognize service revenue over the term of the contract. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts. We recognize procedure revenue when we ship VisionKey®cards in the U.S. and when we receive payments from third party licensees.

      We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectibility is reasonably assured. If this is not the case, then we record revenue only as payments are received.

Accounts Receivable

      Customers are evaluated for credit worthiness and we recognize revenue when collectibility is reasonably assured. After a receivable is recorded, we estimate the reserves necessary for receivables that will ultimately not be collectible from customers. To develop this estimate we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future. We face two particular challenges in estimating these reserves: concentration of credit with certain large customers and the potential for significant change in the overall health of the national economies in the markets we serve. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Inventories

      Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. We regularly review our inventory on hand plus on order and compare this to our estimate of demand over the following 12 months. Based on this analysis, we adjust our reserves for excess and obsolete inventory. Changes in competition, the economy, and technology can lead to variation in demand for our products. If the change in demand is significant, we may need to adjust our inventory reserves. All inventory reserves are charged to cost of revenues, accordingly any adjustment to inventory reserves would impact our reported cost of revenues.

Legal Contingencies

      We are involved in a variety of legal proceedings including those concerning intellectual property rights, claims that we violated antirust laws, and class actions filed under federal securities laws. In cases brought against us we must assess the probability of an adverse decision. If we believe it probable that we will lose in our defense and we can reasonably estimate the loss, we must accrue an estimate of the potential loss. Currently we do not believe it is probable that we will lose cases currently pending and, accordingly, have not accrued any reserves for legal settlements. However, the results of these complex legal proceedings are very difficult to predict with certainty. In addition, because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, could prevent us from manufacturing and selling our laser system, and therefore could have a material adverse effect on our business, financial position and results of operations.

Liquidity and Capital Resources

      Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows:

	December 31,

	2001	2000

	(000’s)
Cash	$123,807	$229,453
Working capital	159,935	245,662

      Cash decreased by $106 million in 2001 principally because we spent $117 million to repurchase 7.2 million shares of VISX stock on the open market. This was partially offset by $6 million of net cash provided by operating activities and $8 million received upon the exercise of stock options.

      Operating activities provided $6 million of cash in 2001, down from $76 million provided in 2000. The principal factors that contributed to this difference are as follows. Net income declined by $24 million due mainly to the decline in sales and the legal settlement of $37.8 million (pre-tax). Deferred income tax assets increased by $7 million due to timing differences that we anticipate will be realized in 2002. Accounts receivable, net of reserves, declined in both years due to lower sales. Cash generated by these declines was $12 million larger in 2000 than in 2001 due mainly to the correspondingly larger change in sales that year. Reductions in accounts payable and accrued liabilities (increased in 2000, then declined in 2001) contributed $16 million to the difference in cash provided by operating activities. Accounts payable declined due to reductions in purchases of inventory in the fourth quarter of 2001 compared to the fourth quarter of 2000. The change in accrued liabilities was principally due to lower deferred revenue (a backlog for laser upgrades grew in 2000 and a substantial portion was recognized as revenue in 2001 when the upgrades were shipped and installed) and declines in warranty and compensation accruals.

      Interest income was lower in 2001 than in 2000 due to the decline in cash available for investment in interest bearing securities. Conversely, the average balance of cash invested in interest bearing securities and interest income were higher in 2000 than in 1999.

      On April 4, 2001, our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

      Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of December 31, 2001, we did not have any borrowings outstanding nor any credit agreements.

      Our normal credit terms granted to customers are net 30 to 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX® Systems, in certain markets we provide long-term financing to customers for their purchase of VISX systems. We consider a number of factors including industry practice, competition and our evaluation of customers’ credit worthiness in determining when to offer such financing. We believe that our operations will provide sufficient cash flow to meet our working capital and capital equipment needs during the coming twelve months. In addition, we have $124 million of cash as of December 31, 2001 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

      In August 2001 we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provide funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed an agreement with Medjet that provides us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger is subject to Medjet’s shareholder approval and is subject to other customary conditions to closing. At the same time, we paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to

1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by VISX represent 21% of Medjet’s voting stock. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon has agreed to vote all of his shares of common stock in favor of the merger, and has agreed to sell all of his stock to VISX in the event that VISX offers to complete the merger. Dr. Gordon currently holds 1,596,787 shares, representing 32% of Medjet’s voting stock. Lastly, we now have one of seven seats on Medjet’s Board of Directors. We account for this investment under the equity method prescribed by APB 18.

      Under our R&D agreement we paid approximately $1 million to Medjet to fund research and development work they performed during 2001 and anticipate higher funding from January through August 2002. We expense 100% of the payments made to Medjet as research, development and regulatory expense in our financial statements. To exercise our option to acquire Medjet, we would have to pay approximately $9 million based on the $2.00 per share purchase price and the number of shares of Medjet common stock, options and warrants outstanding at December 31, 2001.

New Accounting Pronouncements

      On June 29, 2001, the Financial Accounting Standard Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Major provisions of these statements are as follows:

(i)	All business combinations initiated after June 30, 2001 must use the purchase method of accounting;

(ii)	The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001;

(iii)	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

(iv)	Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator;

(v)	Other intangible assets will continue to be valued and amortized over their estimated lives;

(vi)	In-process research and development will continue to be written off immediately;

(vii)	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting;

(viii)	Effective January 1, 2002, goodwill existing as of June 30, 2001 will no longer be subject to amortization.

      Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Upon adoption of SFAS 142, on January 1, 2002, we will no longer be required to amortize goodwill. However, since we have no goodwill assets or amortization, adoption of these statements will have no impact on our financial statements or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss must be recognized if the net book value of long-lived assets exceeds:

(i)	The future cash flows to be generated by these assets, whether through continued operation or sale;

(ii)	The fair value of assets to be distributed to owners in a spinoff; or

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

      In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We are required to adopt these new standards no later than the quarter ending March 31, 2002. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. We believe that reclassification under EITF 00-25 and EITF 01-09 will not significantly affect our gross margin or net income, although reclassification will change the presentation of certain revenue and expense items contained within the financial statements.

Risk Factors

      This report contains forward-looking statements that involve risk and uncertainty. The factors set forth below, which are not the only risks facing us, may cause our actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this report. If any of the following risks actually occur, our business, results of operations or cash flows could be adversely affected. Our results of operations have varied widely in the past, and they could continue to vary significantly. In addition, our actual results may differ significantly from the results contemplated by the forward-looking statements. Accordingly, we believe that our results of operations in any given period may not be a good indicator of our future performance.

      Market Acceptance. Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Laser vision correction has penetrated less than 4% of the eligible U.S. population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth both in the United States and internationally. Although laser vision correction offers a more predictable outcome and more precise results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). Consumers may be slow to adopt laser vision correction because of these complications or more general concerns relating to its safety and efficacy and a general resistance to surgery. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced laser vision correction, these developments could have a material adverse effect on our business, financial position and results of operations.

      Patents and Intellectual Property. Our business is dependent on the enforceability and the validity of our United States and foreign patents. We own over 200 United States and foreign patents and have 145 patent applications pending. Although we are committed to protecting our proprietary technology, it is possible that one or more of our patents will be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement will be found not to be infringing our patents. Such an outcome could result in, among other things, increased competition by new or existing competitors or the payment of substantial monetary damages, which could have a material adverse effect on our business, financial position and results of operation.

      Competition. Intense competition in the laser vision correction industry could result in the loss of customers and an inability to attract new customers. The medical device and ophthalmic laser industries are subject to intense competition and technological change. Not only does laser vision correction compete with more traditional vision correction options such as eyeglasses and contact lenses, it also competes with other technologies and surgical techniques such as corneal implants, intraocular lenses, and surgery using different types of lasers. In addition, the market for laser vision correction systems has become increasingly competitive in recent years as a result of FDA approval of several new laser systems. The VISX® System competes with products marketed or under development by other laser and medical equipment manufacturers, many of which have greater financial and other resources. Competitors may be able to offer laser systems at a lower price, may price their laser systems as part of a bundle of products or services, may develop procedures that involve a lower per procedure cost, or may offer products that are perceived as preferable to the VISX System. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by VISX, which therapies could be more medically effective and less expensive than laser vision correction, and could potentially render laser vision correction obsolete. Any such developments could have a material adverse effect on our business, financial position and results of operations.

      Price Competition. We have experienced, and may continue to experience, price competition, which has resulted in a decrease in prices for our products and which has impacted our revenues. A number of factors, including the proliferation of competitors, have resulted in a increase in product pricing pressures faced by us. We are also currently not collecting license fees from competitors that have not entered into licenses with us. If we face additional pressure to decrease our prices, our revenue may decrease, and our business, financial position and results of operations may suffer.

      Unfavorable Outcomes. The possibility of long-term side effects and adverse publicity regarding laser correction surgery could seriously harm our business. Laser vision correction is a relatively new procedure. Consequently, there is no long-term follow-up data beyond ten years, and longer-term follow-up data might reveal additional complications or unknown side effects. Any future reported side effects, other adverse events or unfavorable publicity involving patient outcomes from the use of laser vision correction systems manufactured by VISX or any participant in the laser vision correction market may have a material adverse effect on our business, financial position and results of operations.

      Economic Conditions. Laser vision correction is not subject to reimbursement from third-party payors such as insurance companies or government programs, and economic conditions may cause our sales to decline. The costs of laser vision correction are typically borne by individuals directly. Accordingly, individuals may be less willing to incur the procedure cost associated with laser vision correction in weak or uncertain economic conditions, as was evidenced during the recent economic downturn and following the events of September 11, 2001. Any resulting decline in the number of VISX Systems sold or laser vision correction procedures performed may have a material adverse effect on our business, financial position and results of operations.

      Loss Of Significant Customers. If we lose one or more of our significant customers, or if purchases by one or more of our key customers decrease, our net sales may decline and our business could be harmed. A significant portion of our revenues is derived from sales to a small number of customers. Laser Vision Centers, Inc. (“LVCI”) accounted for 14%, 10% and 13% of total revenues in 2001, 2000, and 1999, respectively. TLC Laser Eye Centers, Inc. (TLC”) accounted for 5%, 9% and 12% of total revenues in 2001, 2000, and 1999, respectively. In August 2001, LVCI and TLC announced their intention to merge and expect the transaction will be completed in 2002. Should we lose a major customer or if anticipated sales to a major customer do not materialize, our business, financial position and results of operations may suffer.

      Fixed Short-Term Expenses. Because our expenses are relatively fixed in the short term, our earnings will decline if we do not meet our projected sales. Any shortfall in revenues below expectations would likely have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below expectations, we will not be able to reduce our spending rapidly in response to such a shortfall.

      Governmental Regulation. We are subject to extensive governmental regulation, which increases our costs and could prevent us from selling our products. Government regulation includes inspection of and controls over research and development, testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, pricing, record keeping, the sale and distribution of pharmaceutical products and samples and electronic records and electronic signatures. In the United States, we must obtain FDA approval or clearance for each medical device that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. If a regulatory authority delays approval of a potentially significant product, our market value and operating results may decline. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies. If we are unable to obtain regulatory approval of our products, we will not be able to market these products, which would result in a decrease in our sales. Currently, we are actively pursuing approval for a number of our products from regulatory authorities in a number of countries, including, among others, the United States, countries in the European Union and Japan. Continued growth in our sales and profits will depend, in part, on the timely and successful introduction and marketing of some or all of these products.

      The clinical trials required to obtain regulatory approvals are complex and expensive and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials, yet cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials show promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA or another regulatory authority may suspend or terminate clinical trials at any time if we or they believe the trial participants face unacceptable health risks.

      Noncompliance with applicable United States regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, denial or withdrawal of pre-marketing approvals, recommendations by the FDA against governmental contracts and criminal prosecution. The FDA also has authority to request repair, replacement or refund of the cost of any device we manufacture or distribute. Regulatory authorities outside of the United States may impose similar sanctions for noncompliance with applicable regulatory requirements.

      New Products May Not Be Commercially Viable. Our research and development may not lead to new products that achieve commercial success. We devote significant resources to research and development. The research and development process is expensive, prolonged and entails considerable uncertainty. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between three and seven years for a medical device. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required for us to market such products successfully. None of the products currently in our development pipeline may be approved by regulatory entities, and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products.

      International Operations. We face risks due to our reliance on sales in international markets. Our future success will depend in part on the continued expansion of our international sales and operations. In particular, during 2001, 2000 and 1999, we derived approximately 15%, 17% and 8%, respectively, of our revenues from sales to customers outside the United States. Our growing international presence exposes us to risks including:

•	the need for export licenses;

•	unexpected regulatory requirements;

•	tariffs and other potential trade barriers and restrictions;

•	political, legal and economic instability in foreign markets;

•	longer accounts receivable cycles;

•	difficulties in managing operations across disparate geographic areas;

•	foreign currency fluctuations;

•	reduced or limited protection of our intellectual property rights in some countries; and

•	dependence on local distributors.

      If one or more of these risks materialize, our sales to international customers may decrease and our costs may increase, which could negatively impact our revenues and operating results.

      Intellectual Property Disputes. The laser vision correction industry has been the subject of substantial litigation, both in the United States and internationally, specifically focusing on patents and proprietary rights. Our patents are being challenged on several fronts. Generally, the litigation and other proceedings center on whether infringement of the patents has occurred, and on the validity or enforceability of the patents. In addition, our use of patents and our business practices are being contested as violations of antitrust laws. Moreover, other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers, and one of our competitors has filed two lawsuits against us alleging that we infringe certain United States and foreign patents. The results of these complex legal proceedings are very difficult to predict with certainty. Because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. If we were found to infringe our competitors’ patents, we could be subject to significant monetary liability and we could be enjoined from distributing our products. If our patents are found to be invalid or unenforceable (or in the event that parties against whom VISX is asserting patent infringement are found not to be infringing our patents), our ability to collect license fees from the parties to the litigation or from other sellers or users of laser vision correction equipment in the United States may suffer and our revenues may decline. Any one of these results could harm our business. See Note 11 to our financial statements, “Litigation,” for a detailed analysis of our currently-pending legal proceedings.

      Product Liability Claims. We have and may become subject to product liability claims. We could be liable for injuries or damage resulting from use of the VISX® System. In addition, a claim that an injury resulted from a defect in the VISX System, even if successfully defended, could damage our reputation. Although we possess insurance customarily obtained by businesses of our type (including insurance against product liability risks associated with the testing, manufacturing, and marketing of our products), product liability claims in excess of our insurance coverage could have a material adverse effect on our business, financial position and results of operations.

      Single Sources For Key Components. We depend on single and limited sources for key components. If we lose one or more of these sources, delivery of our products could be delayed or prevented and our business would suffer. The manufacture of VISX Systems is a complex operation involving numerous procedures.

Several of these components are currently provided by a single vendor. If any of these suppliers were to cease providing components, we would be required to locate and contract with a substitute supplier. We could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms. If we were unable to produce the VISX® System in a cost-effective or timely manner, or if the manufacturing of VISX Systems were interrupted, our business, financial position and results of operations could be materially adversely affected.

      Volatility of our Stock Price. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	results or settlements of any litigation;

•	quarterly variations in operating results;

•	the introduction of new technologies or products;

•	changes in product pricing policies by us or our competitors; and

•	changes in earnings estimates by analysts or changes in accounting policies.

      In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. In addition, the securities of many medical device companies, including VISX, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. These broad market fluctuations may adversely affect the market price of our common stock.

      Confidentiality Agreements. We rely on confidentiality agreements to protect our proprietary technology. We protect our proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants and other parties. Our confidentiality agreements with employees and consultants generally contain standard provisions requiring those individuals to assign to us, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions. If any of our employees, consultants or others breach these confidentiality agreements, we may not have adequate remedies for any breach, and our competitors may learn of our trade secrets.

      New Technologies. If we fail to keep pace with advances in our industry or fail to develop new methods of vision correction, customers may not buy our products and our revenue may decline. We must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use the new products we introduce. Sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products.

      Antitakeover Provisions in our charter documents. In 2000, we adopted a stockholder rights plan, which we subsequently amended in 2001. The presence of this plan could make it more difficult for a third party to engage in a takeover attempt, even a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock. In addition, the presence of the plan could delay or impede the removal of incumbent directors. These provisions may also impact the amount of interest investors have in our business.

      Critical Accounting Policies. We follow generally accepted accounting principles for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods. Our critical accounting policies used in making these estimates and judgments are identified and discussed in detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. We invest our cash, beyond that needed for daily operations, in high quality debt securities. We seek primarily to preserve the value and liquidity of our capital, and secondarily to safely earn income from these investments. To accomplish these goals, we invest only in debt securities issued by (1) the U.S. Treasury and U.S. government agencies and corporations and (2) U.S. corporations that meet the following criteria:

•	Rated investment grade “A” or higher by the major rating services;

•	Can readily be resold for cash; and

•	Mature no more than 3 years from our date of purchase.

      The following table shows the expected cash flows at maturity from our investments in debt securities ($000’s).

	2002	2003	2004	2005	2006	Beyond

Cash equivalents and short-term investments (amortized cost as of December 31, 2001)	$68,662	$22,385	$19,824	$—	$—	$—
Weighted average effective interest rate	6.5%	5.7%	5.0%	—	—	—

      Foreign Currency Exchange Rate Risk. We sell products in various international markets. Virtually all of these sales are contracted and paid for in U.S. Dollars. As of December 31, 2001 we have no outstanding foreign currency hedge contracts. Accordingly, we have no material foreign currency exchange risk as of December 31, 2001.

Item 8.     Financial Statements and Supplementary Data

VISX, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$15,349	$19,686
Short-term investments	108,458	209,767
Accounts receivable, net of allowances for doubtful accounts of $4,567 and $5,771, respectively	32,490	34,540
Inventories	14,071	14,762
Deferred tax assets and prepaid expenses	33,214	19,642

Total current assets	203,582	298,397
Property and Equipment, net	4,152	4,996
Long-Term Deferred Tax and Other Assets	12,191	18,114

	$219,925	$321,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,270	$7,353
Accrued liabilities and other current liabilities	40,377	45,382

Total current liabilities	43,647	52,735

Commitments and Contingencies (Notes 8 and 11)
Stockholders’ Equity:
Common stock — $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued at December 31, 2001 and 2000.	650	650
Additional paid-in capital	208,130	214,668
Less: 10,436,238 and 4,233,989 common stock treasury shares at December 31, 2001 and 2000, respectively, at cost	(178,347)	(79,946)
Accumulated other comprehensive income	2,520	984
Retained earnings	143,325	132,416

Total stockholders’ equity	176,278	268,772

	$219,925	$321,507

The accompanying notes are an integral part of these consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share data)
Revenues:
System sales	$55,592	$60,678	$74,415
License, service and other revenue	113,974	139,570	196,837

Total revenues	169,566	200,248	271,252

Costs and Expenses:
Cost of revenues	58,440	62,684	57,513
Marketing, general and administrative	46,496	66,613	56,166
Research, development and regulatory	19,458	14,959	15,475

Total costs and expenses	124,394	144,256	129,154

Income From Operations	45,172	55,992	142,098

Other Income (Expense):
Interest income	10,680	14,080	10,848
Litigation settlement	(37,821)	(11,856)	—

Other income (expense), net	(27,141)	2,224	10,848

Income Before Provision For Income Taxes	18,031	58,216	152,946
Provision for income taxes	7,122	22,995	61,178

Net Income	$10,909	$35,221	$91,768

Earnings Per Share
Basic	$0.19	$0.57	$1.45

Diluted	$0.19	$0.55	$1.35

Shares Used For Earnings Per Share
Basic	56,660	61,431	63,474

Diluted	58,081	63,778	68,119

The accompanying notes are an integral part of these consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Foreign
		Common			Currency/		Retained
	Common	Stock	Additional		Unrealized	Comprehensive	Earnings	Total
	Shares	Par	Paid-In	Treasury	Holding	Income	(Accumulated	Stockholders’
	Issued	Value	Capital	Stock	Gains	(Loss)	Deficit)	Equity

	(In thousands)
Balance, December 31, 1998	62,070	$620	$137,335	$(4,581)	$188		$5,427	$138,989
Repurchases of common stock	—	—	—	(12,785)	—		—	(12,785)
Exercise of stock options	2,789	28	7,070	17,213	—		—	24,311
Common stock issued under the Employee Stock Purchase Plan	32	1	761	—	—		—	762
Income tax benefit arising from employee stock option plans	—	—	74,883	—	—		—	74,883
Comprehensive income:
Net income	—	—	—	—	—	$91,768	91,768	91,768
Foreign currency translation adjustment	—	—	—	—	68	68	—	68
Adjustment for unrealized holding loss on available-for-sale securities	—	—	—	—	(1,203)	(1,203)	—	(1,203)

Comprehensive income						$90,633

Balance, December 31, 1999	64,891	649	220,049	(153)	(947)		97,195	316,793
Repurchases of common stock	—	—	—	(90,772)	—		—	(90,772)
Exercise of stock options	99	1	(5,583)	9,871	—		—	4,289
Common stock issued under the Employee Stock Purchase Plan	—	—	(222)	1,108	—		—	886
Income tax benefit arising from employee stock option plans	—	—	424	—	—		—	424
Comprehensive income:
Net income	—	—	—	—	—	$35,221	35,221	35,221
Foreign currency translation adjustment	—	—	—	—	(67)	(67)	—	(67)
Adjustment for unrealized holding gain on available-for-sale securities	—	—	—	—	1,998	1,998	—	1,998

Comprehensive income						$37,152

Balance, December 31, 2000	64,990	650	214,668	(79,946)	984		132,416	268,772
Repurchases of common stock	—	—	—	(116,891)	—		—	(116,891)
Exercise of stock options	—	—	(10,197)	17,165	—		—	6,968
Common stock issued under the Employee Stock Purchase Plan	—	—	(345)	1,325	—		—	980
Income tax benefit arising from employee stock option plans			4,004					4,004
Comprehensive income:
Net income	—	—	—	—	—	$10,909	10,909	10,909
Foreign currency translation adjustment	—	—	—	—	272	272	—	272
Adjustment for unrealized holding gain on available-for-sale securities	—	—	—	—	1,264	1,264	—	1,264

Comprehensive income						$12,445

Balance, December 31, 2001	64,990	$650	$208,130	$(178,347)	$2,520		$143,325	$176,278

The accompanying notes are an integral part of these consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income	$10,909	$35,221	$91,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,617	3,515	3,132
Income tax benefit from exercise of stock options	4,004	424	74,883
Provision for doubtful accounts receivable	2,710	4,894	166
Provision for doubtful long-term note receivable	—	15,000	—
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Accounts receivable	(660)	11,820	(23,598)
Inventories	691	(4,093)	(3,849)
Deferred tax assets and prepaid expenses	(13,572)	9,550	(13,735)
Long-term deferred tax and other assets	7,723	(7,148)	(2,441)
Accounts payable	(4,083)	2,197	1,474
Accrued liabilities and other current liabilities	(5,005)	4,610	6,824

Net cash provided by operating activities	6,334	75,990	134,624

Cash flows from investing activities:
Capital expenditures, net	(2,773)	(2,830)	(3,957)
Equity investments	(1,800)	(3,400)	—
Long-term note receivable	—	(15,000)	—
Short-term investments
Available-for-sale securities:
Purchases	(38,430)	(96,367)	(240,322)
Proceeds from maturities	141,003	121,115	93,271

Net cash provided by (used in) investing activities	98,000	3,518	(151,008)

Cash flows from financing activities:
Exercise of stock options	7,948	5,175	25,073
Repurchases of common stock	(116,891)	(90,772)	(12,785)

Net cash provided by (used in) financing activities	(108,943)	(85,597)	12,288

Effect of exchange rate changes on cash	272	(67)	68

Net decrease in cash and cash equivalents	(4,337)	(6,156)	(4,028)
Cash and cash equivalents, beginning of year	19,686	25,842	29,870

Cash and cash equivalents, end of year	$15,349	$19,686	$25,842

The accompanying notes are an integral part of these consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     The Company and Summary of Significant Accounting Policies

      VISX, Incorporated. We develop products and procedures to improve people’s vision with laser vision correction. Our current principal product, the VISX® System, is designed to correct the shape of a person’s eyes to reduce or eliminate their need for eyeglasses or contact lenses. The FDA has approved the VISX System for use in the treatment of most types of vision problems including nearsightedness, farsightedness, and astigmatism. We sell VisionKey® cards to control the use of the VISX System and to collect license fees for the use of our patents.

      Use of Estimates. We follow generally accepted accounting principles (“GAAP”) for the U.S. in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. Examples include estimates of the amount of our accounts receivable that we will not be able to collect, the potential for inventory obsolescence, the expenses we will incur to provide service under warranty obligations, the ongoing value of investments, and whether and how much to accrue for legal contingencies. We believe these estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

      Principles of Consolidation. Our consolidated financial statements include the accounts of VISX, Incorporated and its wholly owned subsidiary, VISX Japan, K.K. (the “Company” or “VISX”) after the elimination of significant intercompany accounts and transactions.

      Translation of Foreign Currencies. We follow Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”) and related pronouncements in translating foreign currencies. The local currency is the functional currency for our foreign operations. Gains and losses from translation of our foreign operations are included as a component of stockholders’ equity. Foreign currency transaction gains and losses are recognized in the statement of operations and have not been material.

      Cash, Cash Equivalents and Short-term Investments. We follow Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (“SFAS 115”) and related pronouncements in accounting for cash, cash equivalents and short-term investments. Cash equivalents are debt securities that mature within 90 days from when we purchase them and can be resold for cash before they mature. Short-term investments are debt securities that mature more than 90 days after we purchase them. Our short-term investments are all classified as current available-for-sale securities because we may sell them before they reach maturity. They are carried at fair market value, with unrealized holding gains and losses recorded in stockholders’ equity. The cost of securities sold is based on the specific identification method.

      Fair Value of Financial Instruments. We follow Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value Of Financial Instruments” (“SFAS 107”) and related pronouncements in accounting for and disclosing the value of financial instruments. The values we show for our financial assets and liabilities as of December 31, 2001 and 2000 (including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) approximate the fair market value of these assets and liabilities due to their short maturity.

      Accounts Receivable, Allowances For Doubtful Accounts. We estimate the amount of receivables that we will not be able to collect from customers and provide reserves accordingly. To develop this estimate we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debts trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future.

      Inventories. Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. We regularly review our inventory on hand plus on order and compare this to our estimate of demand over the following 12 months. Based on this analysis, we adjust our reserves for excess and obsolete inventory. All inventory reserves are charged to cost of revenues. Inventories consisted of the following (in thousands):

	December 31,

	2001	2000

Raw Materials and Subassemblies	$8,901	$9,278
Work-in-Process	1,491	4,099
Finished Goods	3,679	1,385

	$14,071	$14,762

      Property and Equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally two to seven years, or the term of the related lease in the case of leasehold improvements. Repair and maintenance costs incurred, which do not extend the useful life of the related asset, are expensed as incurred. Any purchases of property and equipment not greater than $1,000 have been expensed as incurred and are not material to the consolidated financial statements. Property and equipment is stated at cost and consisted of the following (in thousands):

	December 31,

	2001	2000

Furniture and fixtures	$2,915	$2,822
Machinery and equipment	13,194	12,366
Leasehold improvements	2,847	1,904

	18,956	17,092
Less: accumulated depreciation and amortization	(14,804)	(12,096)

Property and equipment, net	$4,152	$4,996

      Investments. We follow Accounting Principles Board Opinion No. 18, “The Equity Method Of Accounting For Investments In Common Stock” (“APB 18”) and related pronouncements in accounting for our investments. We hold minority investments in companies developing technologies related to our strategic focus. Such investments are included in long-term deferred tax and other assets in the accompanying consolidated balance sheets. We record an investment impairment charge when we believe an investment has experienced a decline in value that is not temporary. To determine whether such an impairment has occurred, we review a number of factors about each company including its financial statements, ongoing operations, and progress on development projects.

      Warranties. We follow Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies” (“SFAS 5”) and related pronouncements in accounting for warranty costs. At the time of sale we record reserves for our estimate of warranty expenditures to be incurred in the future based principally on our historical cost of providing warranty parts and labor. Periodically, we compare actual costs to our estimates and make adjustments to reserves for differences.

      Revenue Recognition. We have three main sources of revenue: system equipment sales, service, and license fees and related procedure revenue (“procedure revenue”). We recognize revenue in each of these

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

categories in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this standard, revenue is generally recognized when the following four criteria are met:

(1) Persuasive evidence of an arrangement exists;

(2) Delivery has occurred or services have been rendered;

(3) Our selling price is fixed or determinable; and

(4) Collectibility is reasonably assured.

      All of our sales are documented by contract or purchase orders specifying sales prices and terms.

      Within the U.S. we directly handle the sale and installation of our systems and recognize revenue on these systems after we have completed installation of systems at a customer’s site. At this point we accrue an estimate of the cost of warranty service to be provided in the future. Outside of the U.S. our standard shipping terms are FOB VISX and we sell exclusively through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Accordingly, we recognize sales revenue when we ship systems for customers outside the U.S. and accrue an estimate of the cost of parts that we are obligated to provide under warranty. For customers who purchase service contracts, we recognize service revenue over the term of the contract. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts. We recognize procedure revenue when we ship VisionKey® cards in the U.S. We recognize license fees when we receive payments from third party licensees.

      We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectibility is reasonably assured. If this is not the case, then we record revenue only as payments are received.

      We classify shipping costs in cost of revenues in the accompanying consolidated statement of operations.

      Earnings Per Share. We follow Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”) and related pronouncements in disclosing and accounting for earnings per share. Basic earnings per share (“EPS”) equals net income available to common stockholders divided by the weighted average number of common shares outstanding. Diluted EPS equals net income available to common stockholders divided by the weighted average number of common shares outstanding plus dilutive potential

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares calculated in accordance with the treasury stock method. All amounts in the following table are in thousands, except per share data.

	Year Ended December 31,

	2001	2000	1999

Net Income	$10,909	$35,221	$91,768

Basic Earnings Per Share
Income available to common shareholders	$10,909	$35,221	$91,768
Weighted average common shares outstanding	56,660	61,431	63,474

Basic earnings per share	$0.19	$0.57	$1.45

Diluted Earnings Per Share
Income available to common shareholders	$10,909	$35,221	$91,768

Weighted average common shares outstanding	56,660	61,431	63,474
Dilutive potential common shares from stock options	1,421	2,347	4,645

Weighted average common shares and dilutive potential common shares	58,081	63,778	68,119

Diluted earnings per share	$0.19	$0.55	$1.35

      Options to purchase 4,047,000, 2,756,000 and 125,000 weighted shares outstanding during 2001, 2000 and 1999, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock during those years and would have been anti-dilutive.

      Legal Contingencies. We follow Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies” (“SFAS 5”) and related pronouncements in disclosing and accounting for legal contingencies. We are involved in a variety of legal proceedings including those concerning patents and intellectual property rights, claims that we violated antirust laws, and class actions filed under federal securities laws. In cases brought against us we must assess the probability of an adverse decision. If we believe it probable that we will lose in our defense and we can reasonably estimate the loss, we must accrue an estimate of the potential loss. For most cases, we must provide disclosure about the significant claims and parties to a lawsuit. Currently we do not believe it is probable that we will lose the cases currently pending and, accordingly, have not accrued any reserves for legal settlements.

      New Accounting Pronouncements. On June 29, 2001, the Financial Accounting Standard Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Major provisions of these statements are as follows:

(i) All business combinations initiated after June 30, 2001 must use the purchase method of accounting;

(ii) The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001;

(iii) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Upon adoption of SFAS 142, on January 1, 2002, we will no longer be required to amortize goodwill. However, since we have no goodwill assets, adoption of these statements will have no impact on our financial statements or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss must be recognized if the net book value of long-lived assets exceeds:

(i) The future cash flows to be generated by these assets, whether through continued operation or sale;

(ii) The fair value of assets to be distributed to owners in a spin-off; or

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

      In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We are required to adopt these new standards no later than the quarter ending March 31, 2002. In accordance with the transition guidance in EITF 00-25, adoption will require the reclassification of financial statements for prior periods presented for comparative purposes. We believe that reclassification under EITF 00-25 and EITF 01-09 will not significantly affect our gross margin or net income, although reclassification will change the presentation of certain revenue and expense items contained within the financial statements.

      Reclassifications. Certain reclassifications were made to prior year financial data to conform with current year presentation.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.     Segment Reporting

      Segments. Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Our President and CEO is our chief decision maker. Our business is focused on one industry segment, products and procedures to improve people’s vision with laser vision correction. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

      Export Revenues. Export revenues accounted for 15%, 17% and 8% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for any of the three years ended December 31, 2001. In the following table we have presented our export revenues by geographic region (in thousands):

	Year Ended December 31,

	2001	2000	1999

Europe	$8,763	$6,056	$4,554
Americas (excluding the United States)	3,813	5,221	3,287
Asia and Other	13,202	22,256	14,640

	$25,778	$33,533	$22,481

      Major Customers. Laser Vision Centers, Inc. accounted for 14%, 10% and 13% of total revenues in 2001, 2000 and 1999, respectively. TLC Laser Eye Centers, Inc. accounted for 5%, 9% and 12% of total revenues in 2001, 2000 and 1999, respectively. No other customer accounted for 10% or more of sales during any of the three years ended December 31, 2001.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.     Short-Term Investment in Securities and Cash Equivalents

      Short-term investments in securities and cash equivalents consisted of the following (in thousands):

	December 31, 2001			December 31, 2000

		Gross			Gross
		Unrealized	Aggregate		Unrealized	Aggregate
	Amortized	Gain	Fair	Amortized	Gain	Fair
	Cost	(Loss)	Value	Cost	(Loss)	Value

Short-Term Investments
Available-for-Sale Securities
Debt securities of the U.S. Treasury and U.S. government agencies and corporations	$35,244	$519	$35,763	$53,607	$93	$53,700
Debt securities of U.S. corporations	70,968	1,727	72,695	155,177	890	156,067

	106,212	2,246	108,458	208,784	983	209,767
Cash Equivalents
Available-for-Sale Securities
Debt securities of U.S. corporations	4,659	—	4,659	8,759	—	8,759

Total investments	$110,871	$2,246	$113,117	$217,543	$983	$218,526

      There were $1,037,000 of gross realized gains on available-for-sale securities in 2001. All available-for-sale securities held at December 31, 2001 mature within three years of that date.

Note 4.     Accrued Liabilities and Other Current Liabilities

      Accrued liabilities consisted of the following (in thousands):

	December 31,

	2001	2000

Payroll and related accruals	$5,501	$3,898
Accrued warranty and training expenses	3,656	5,930
Deposits and deferred revenue	16,617	20,662
Accrued sales and marketing expenses	3,373	1,847
Accrued income and sales taxes	9,129	9,419
Accrued legal expenses	892	1,143
Other	1,209	2,483

	$40,377	$45,382

Note 5.     Stock Based Compensation Plans

      We have three open stock option plans, the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), the 2000 Stock Plan (the “2000 Plan”) and the 1995 Director Option Plan (the “Director Plan”), and an Employee Stock Purchase Plan (the “Purchase Plan”). In addition, we have five terminated stock option plans with options still outstanding.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We may account for these plans following either Accounting Principles Board Opinion No. 25 (“APB No. 25”) or Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”). We have elected to follow APB No. 25 and, accordingly, have recorded no compensation expense associated with these plans as the exercise price of options granted equaled the fair market value on the date of grant. If we had elected to follow SFAS No. 123, we would have recorded compensation expense for options granted under these plans and our net income and earnings per share would have been adjusted to the following pro forma amounts (in thousands, except per share data).

		Year Ended December 31,

		2001	2000	1999

Net Income	As Reported	$10,909	$35,221	$91,768
	Pro Forma	1,171	21,675	78,519
Diluted Earnings Per Share	As Reported	$0.19	$0.55	$1.35
	Pro Forma	0.02	0.34	1.16

      Under SFAS No. 123 the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 2001, 2000 and 1999, respectively: risk-free interest rates of 3.8, 6.3 and 5.4 percent, expected volatility of 65, 78 and 68 percent, no expected dividends, and an expected life of 0.95, 0.97 and 1.15 years beyond the vest date for each year’s vesting increment of an option.

      Under the Purchase Plan, we may sell up to 2,000,000 shares of common stock to our eligible, full-time employees who do not own 5% or more of our outstanding common stock. Employees can allocate up to 10% of their wages to purchase our stock at 85% of the fair market value of the stock on the first day or the end of each six month segment of a two year offering period, whichever is lower. We sold 75,240 shares, 58,198 shares and 31,675 shares in 2001, 2000 and 1999, respectively, and 667,617 shares cumulatively through December 31, 2001 under the Purchase Plan. Accordingly, 1,332,383 shares were available for grant under the Purchase Plan at December 31, 2001. The weighted average fair market value of shares sold in 2001 was $16.62 per share.

      As of December 31, 2001, we were authorized to grant options for up to 3,000,000 shares under each of the 2001 and 2000 Plans and 1,000,000 shares under the Director Plan. Through December 31, 2001, we have granted options on 698,900 shares, 2,010,975 shares and 437,000 shares, respectively, under these plans, and 2,399,400 shares, 1,114,100 shares and 563,000 shares, respectively, were available for grant under these plans at December 31, 2001. Under these plans the option exercise price equals the stock’s market price on the date of grant, options generally vest 25% one year after the date of grant and ratably thereafter over three years, and options expire ten years from the date of grant. Options outstanding under the five terminated stock option plans have generally the same eligibility and vesting terms as those described for the current plans, though no further options may be granted under these terminated plans.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented in the following tables. Share amounts are shown in thousands.

	Year Ended December 31,

	2001		2000		1999

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
Activity	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, start of year	7,938	$19.32	6,759	$17.61	8,308	$7.34
Granted	2,498	15.53	2,260	22.80	2,048	41.70
Exercised	(970)	7.19	(597)	7.19	(3,499)	7.10
Forfeited	(1,001)	26.63	(484)	26.64	(98)	25.30

Outstanding, end of year	8,465	18.73	7,938	19.32	6,759	17.61

Exercisable, end of year	4,692	$17.93	4,033	$16.02	2,229	$11.33

Weighted average fair value per option granted	$7.52		$11.31		$17.16

	December 31, 2001

	Options Outstanding
				Options Exercisable
			Wtd. Avg.
		Wtd. Avg.	Years Left		Wtd. Avg.
Exercise Prices	Shares	Exercise Price	to Exercise	Shares	Exercise Price

$ 2.81 - $ 5.66	1,478	$5.34	5.6	1,431	$5.33
5.72 - 12.28	1,235	8.34	6.0	976	7.74
12.36 - 15.74	1,117	15.00	9.0	78	14.95
15.75 - 18.25	1,641	16.92	8.8	312	17.94
18.56 - 25.81	1,456	22.88	8.0	707	22.44
26.13 - 30.50	1,019	30.18	7.3	847	30.37
30.56 - 100.75	519	61.10	7.5	341	60.38

$ 2.81 - $100.75	8,465	$18.73	7.4	4,692	$17.93

Note 6.     Stockholders’ Equity

      In 1997 the Board of Directors authorized management to repurchase up to 8,000,000 shares of VISX common stock. In February 2000 the Board of Directors replaced this plan with a new authorization for management to repurchase up to 10,000,000 shares of VISX common stock. In April 2001 the Board of Directors replaced the February 2000 plan with a new authorization for management to repurchase up to 10,000,000 shares of VISX common stock. Through purchases on the open market in accordance with these authorizations and applicable securities laws, we repurchased 12,265,000 shares at a total cost of $220,448,000 from 1999 through 2001. Accordingly, 6,898,000 shares remain available as of December 31, 2001 for repurchase under the Board of Directors’ April 2001 authorization. These share figures have been adjusted for the 2 for 1 stock splits distributed in January and May 1999.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Income Taxes

      The provision (benefit) for income taxes attributable to continuing operations is based upon income (loss) before income taxes from continuing operations as follows (dollars in thousands):

	Year Ended December 31,

	2001	2000	1999

Domestic	$18,024	$58,468	$154,191
Foreign	7	(252)	(1,245)

Income (loss) before income taxes	$18,031	$58,216	$152,946

      The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

      Our provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current:
Federal	$2062	$15,431	$60,764
State	1,580	5,930	14,340

	3,642	21,361	75,104

Deferred, net
Federal	3,595	3,315	(11,891)
State	(115)	(1,681)	(2,035)

	3,480	1,634	(13,926)

Net tax provision	$7,122	$22,995	$61,178

      Our provision for income taxes is comprised of the following elements, all expressed as a percentage of income before provision for income taxes.

	Year Ended December 31,

	2001	2000	1999

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	5.6	5.6	5.2
R&D credit, foreign sales corporation benefit, and other	(1.1)	(1.1)	(0.2)

Effective income tax rate	39.5%	39.5%	40.0%

      We paid $10,181,000 and $19,319,000 in income taxes during 2001 and 2000, respectively. We received $171,000 in net income tax refunds during 1999.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our net deferred income tax assets were as follows (in thousands):

	December 31,

	2001	2000

Net operating loss carryforwards
Federal	$5,200	$—
State	500	—
Cumulative temporary differences
Allowance for doubtful receivables	2,000	9,000
Inventory reserves	1,500	1,500
Warranty reserves	1,400	2,300
Accrued sales promotions and commissions	1,100	600
Deferred revenue	5,900	6,500
State income taxes	—	1,500
Capitalized patent	300	1,000
Other temporary differences	4,400	4,000
Tax credit carryforwards	900	300

Net deferred income tax asset	$23,200	$26,700

      We believe it is more likely than not that we will generate sufficient taxable income in the future to take full benefit of temporary differences and the net operating loss and tax credit carryforwards. Therefore, in accordance with GAAP, we have no valuation allowance for our deferred income tax assets. However, given that the laser vision correction industry is rapidly evolving, we can provide no assurance that our expectation for future taxable income will be realized. As of December 31, 2001 we had net operating loss carryforwards of approximately $20,000,000 and tax credit carryforwards of approximately $900,000 that expire through 2021.

Note 8.     Commitments

      We lease facilities and equipment under operating leases that expire through 2006. Our expense under these leases was $1,494,000, $1,074,000 and $1,040,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Our future minimum lease commitments are as follows (all amounts are shown in thousands).

Amount

Year Ended December 31,
2002	$1,741
2003	853
2004	217
2005	213
2006	42
Thereafter	—

Total minimum lease payments	$3,066

Note 9.     Long-Term Receivables

      In an effort to promote the growth of the laser vision correction industry and the use of VISX® Systems, in certain markets we provide long-term financing to customers for their purchase of VISX systems. We

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consider a number of factors including industry practice, competition and our evaluation of customers credit worthiness in determining when to offer such financing. We had approximately $12 million and $8 million of net receivables outstanding at December 31, 2001 and 2000, respectively, under long-term financing agreements. Approximately $3 million and $4 million of these balances were due to be paid after one year, respectively, with the balance due within one year. We include the portion of receivables and long-term notes due to be paid within one year in accounts receivable and the remaining balance in long term deferred tax and other assets in the accompanying balance sheets. We defer the portion attributable to interest using a market rate of interest.

      In January 2000 we extended $15 million to one customer under a five-year note (payable in quarterly installments bearing interest at approximately the prime bank rate) with the goal of contributing to their expansion and the growth of the laser vision correction market as a whole in the United States. In December 2000 we determined that the future collectibility of this note receivable was in doubt due to a significant deterioration of the customer’s operations and financial position during the fourth quarter of 2000. Accordingly, we reserved for this $15 million long-term note receivable in its entirety in the fourth quarter of 2000. In 2001, we wrote off this long-term note receivable due to the bankruptcy of this customer in 2001.

Note 10.     Related Parties

      In August 2001 we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provide funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed an agreement with Medjet that provides us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger is subject to Medjet’s shareholder approval and is subject to other customary conditions to closing. At the same time, we paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to 1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by VISX represent 21% of Medjet’s voting stock. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon has agreed to vote all of his shares of common stock in favor of the merger, and has agreed to sell all of his stock to VISX in the event that VISX offers to complete the merger. Dr. Gordon currently holds 1,596,787 shares, representing 32% of Medjet’s voting stock. Lastly, we now have one of seven seats on Medjet’s Board of Directors. We account for this investment under the equity method prescribed by APB 18.

      Under our R&D agreement we paid approximately $1 million to Medjet to fund research and development work they performed during 2001 and anticipate higher funding from January through August 2002. We expense 100% of the payments made to Medjet as research, development and regulatory expense in our financial statements. To exercise our option to acquire Medjet, we would have to pay approximately $9 million based on the $2.00 per share purchase price and the number of shares of Medjet common stock, options and warrants outstanding at December 31, 2001.

Note 11.     Litigation

      VISX is involved in a variety of legal proceedings that affect its business. These include proceedings relating to patents and intellectual property rights, proceedings relating to claims that VISX’s activities have violated antirust laws, class actions filed under federal securities laws and other litigation proceedings. The nature of these proceedings is described below.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent and Antitrust Proceedings

Overview

      The patents owned by VISX are being challenged on several fronts. Generally, the litigation and other proceedings center on whether infringement of the patents has occurred, and on the validity or enforceability of the patents. In addition, our use of patents and our business practices are being contested as violations of antitrust and securities laws.

Patent Litigation: Nidek and Users of Nidek Lasers

United States.

      In December 1998, Nidek received approval to market its laser vision correction systems in the United States, and subsequently VISX filed a lawsuit in the United States District Court in Northern California alleging that Nidek’s laser systems infringe certain VISX patents (USDC ND Cal C98-04842). We are seeking injunctive relief and monetary damages in that case. Nidek filed a lawsuit against us on March 30, 1999 in the United States District Court in Northern California alleging, among other things, various violations of federal antitrust and state unfair competition laws, based in part upon VISX’s procurement and assertion of its patents. This case was consolidated with VISX’s action against Nidek for patent infringement.

      In February 2000, four lawsuits filed during 1999 by VISX against certain users of the Nidek laser system were transferred to Multi-District Litigation in the United States District Court in Northern California for the purpose of consolidating them with the actions between VISX and Nidek for pre-trial proceedings (MDL Docket No. 1319, the “California MDL”). In these cases (captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, M.D. (USDC ED Mich 99-60139); VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al. (USDC SD Cal 99 CV 1029L); and VISX, Incorporated v. Antoine L. Garabet et al. (USDC CD Cal 99-05284)). We have alleged, among other things, that the defendants’ use of the Nidek laser system infringes one or more of our patents and are seeking monetary damages and an injunction against the defendants prohibiting the use of the Nidek laser systems. The defendants in these actions have filed counterclaims seeking, among other things, a declaration of non-infringement, invalidity and unenforceability of the patents asserted by VISX.

      In October 2000, we amended our suits against Nidek and certain users of the Nidek laser system to assert only VISX United States Patents Nos. B1 5,108,388 (the “ ’388 patent”) and 5,735,843 (the “ ’843 patent”). The court has entered a scheduling order in the California MDL setting a trial date of February 3, 2003 in the actions between VISX and Nidek. In September 2001, VISX received a claims construction ruling in the California MDL. In the ruling, the court determined the scope of certain patent claims asserted by VISX. Among other things, the court found that the asserted claims of the ’843 patent cover laser vision correction systems using a mask with an aperture to provide a graded intensity to the cornea. The court also found that the asserted claims of the ’388 patent require ablation of layers above the stroma in addition to stroma. Discovery is ongoing in the California MDL.

      In January 2001, Nidek filed a lawsuit against VISX in the United States District Court in Northern California (USDC ND Cal C01-20015 JF) alleging infringement of Nidek United States Patents Nos. 5,445,633, 5,624,436 and 6,136,012 and seeking monetary damages and injunctive relief. VISX has filed an answer to this complaint denying infringement and asserting certain other defenses. The court held a claims construction hearing in this case in January 2002, but has not yet issued its claims construction ruling.

      These proceedings are still in the discovery stage and at present, we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cases. Accordingly, no accrual for any adverse impact has been made in the accompanying financial statements.

International.

      VISX has brought patent litigation against Nidek in Canada and France. These proceedings, which allege patent infringement by Nidek and certain of its users, were filed by VISX in February 1994 (Canada) and May 1997 (France). The defendants have contested VISX’s infringement claims as well as the validity of VISX’s patents. Trial in the Canadian proceeding took place in September 1999, and in December 1999, the Canadian federal court ruled that VISX’s patents were valid, but that defendants had not infringed them. Both sides appealed this decision, and in June 2001, the Canadian court of appeal upheld the trial court’s determination of validity and non-infringement. Neither side appealed from this latter decision.

      The proceeding in France is currently in the pleading stage, and at present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from that case. Accordingly, no accrual for any adverse impact has been made in the accompanying financial statements.

      In August 2000, Nidek filed an action in Japan against VISX’s Japanese subsidiary and others alleging infringement of Nidek’s Japanese Patent No. 2,809,959 (the “ ’959 patent”) and seeking monetary damages and injunctive relief (Tokyo District Court, the 47th Civil Division, Case No. (WA) 16531/2000). VISX thereafter initiated proceedings in the Japanese Patent Office (“JPO”) challenging the validity of that Nidek patent. In November 2001, the Tokyo District Court held that the ’959 patent is invalid and, as a result, is unenforceable. In January 2002, the JPO also found that the ’959 patent is invalid. Nidek has appealed both of these decisions to the Tokyo High Court and stated that it may attempt to amend the claims of the ’959 patent. At present we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from the Japanese proceeding. Accordingly, no accrual for any adverse impact has been made in the accompanying financial statements.

Patent Litigation: LaserSight

      In November 1999, VISX filed an action alleging that LaserSight had infringed VISX United States Patent No. 4,718,418 (the “ ’418 patent”) in the United States District Court in Delaware (USDC Del. 99-789). In May 2001, the parties reached a settlement of this action, which provided, among other things, for the licensing of the ’418 patent and other VISX United States patents to LaserSight.

      In February 2000, LaserSight filed a lawsuit against VISX in the same District Court (USDC Del. 00-059) alleging that VISX infringes United States Patent No. 5,630,810 (the “ ’810 patent”), which is licensed to LaserSight. In May 2001, LaserSight dismissed its infringement claim with prejudice and granted VISX and its customers a worldwide covenant not to sue for infringement of the ’810 patent, any present and future continuations, continuations in part, divisionals, reissues or reexaminations thereof, or its foreign counterparts. VISX did not compensate LaserSight in any manner for the dismissal or covenant.

Patent Litigation: Bausch & Lomb

      In September 2000, VISX filed an action against Bausch & Lomb in the United States District Court in Delaware alleging that Bausch & Lomb infringed the ’388 patent (USDC Del. CA No 00-849 JJF). In January 2001, the parties reached a settlement of this action, which provided, among other things, for the licensing of the ’388 patent and other VISX United States patents to Bausch & Lomb.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Trade Commission Antitrust Proceedings

      On March 24, 1998, the Federal Trade Commission (“FTC”) filed an administrative complaint (Docket No. 9286) challenging the existence of Pillar Point Partners, a now-dissolved partnership between VISX Partner, Inc. (“VISX Partner”) and Summit Partner, Inc. (“Summit Partner”), and challenging the enforceability of certain patents owned by VISX. On July 8, 1998, we reached a settlement with the FTC and entered into a consent decree regarding the dissolution of Pillar Point. On March 4, 1999, the FTC entered an order finalizing that consent decree. The consent decree did not address the portion of the FTC’s complaint directed towards the enforceability of certain VISX patents. On June 4, 1999, the FTC released the initial decision of its administrative law judge dismissing the remaining portions of the FTC’s complaint against VISX and, on June 21, 1999, the FTC attorneys filed notice that they would appeal the judge’s decision to the full Commission. On December 1, 1999, the FTC attorneys filed a conditional motion to dismiss the FTC’s complaint. The Commission dismissed the remaining portions of the FTC’s complaint on February 7, 2001, and the FTC proceedings against VISX have been concluded.

Antitrust Class Actions and Litigation Involving Pillar Point Partners

      Since the commencement of the FTC administrative proceeding on March 24, 1998, a large number of purported class actions were filed against VISX, Summit and, in some cases, also against their affiliates, VISX Partner, Summit Partner, and Pillar Point. Other claims involving Pillar Point were filed against VISX, Summit and others at various times. These actions alleged, among other things, violations of various state and federal antitrust and unfair competition laws.

      In the summer of 2001, VISX and Summit Autonomous, Inc., a subsidiary of Alcon, settled the following actions: In re PRK/ LASIK Consumer Litigation (California Superior Court for Santa Clara County, No. CV772894); The Antitrust Class Actions (USDC AZ, MDL No. 1202); Burlingame v. Pillar Point Partners, et al. (USDC AZ, MDL No. 1202); Freedom Vision Laser Center, LP v. VISX, Incorporated et al. (USDC AZ, MDL No. 1202); and Antoine L. Garabet, M.D. and Abraham v. Shammas, M.D. v. Summit Technology, Inc. and VISX (California Superior Court for Santa Clara County, No. CV 787359) (the “settlements”). In connection with the settlements, VISX paid a total of $37.8 million in one-time payments and related costs and fees. As a result of the settlements, all of the lawsuits described below have been or will likely be dismissed with prejudice. Accordingly, no accrual for any adverse impact has been made in the accompanying financial statements in connection with the lawsuits described below.

Patient Class Actions Filed in State Court.

      Several actions filed in California state court on behalf of purported classes of patients were consolidated into one case in the Superior Court of the State of California for the County of Santa Clara, captioned In re PRK/ LASIK Consumer Litigation, No. CV772894 (“In re PRK”), filed on June 12, 1998, and naming VISX, VISX Partner, Summit, and Summit Partner as defendants. The plaintiffs in the consolidated action alleged violations of the California Business and Professions Code (under the Cartwright Act and the Unfair Business Practices Act) on behalf of a putative nationwide class of patients. In August 2001, the parties to this action reached a settlement agreement whereby VISX and Summit Autonomous, Inc. paid money into a settlement fund. The court certified a settlement class of patients from twenty states and the District of Columbia who underwent laser vision correction surgery using a VISX or Summit laser system between October 1, 1995 and February 22, 2000. Publication notice was made to the members of the class. No members of the class objected to the settlement agreement, and only one member of the class opted out of the agreement. In December 2001, the court granted final approval of the settlement agreement. On February 15, 2002, the settlement agreement became effective and the matter was dismissed with prejudice as to all parties. Members of the class have until June 1, 2002 by which to submit proof of claim forms.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the In re PRK action, VISX was named in several duplicative actions in other states on behalf of purported classes of patients:

      In Marks v. Summit Technology Inc., et al., filed on April 27, 1998 in Florida state court, plaintiff brought suit on behalf of a purported class of patients in several states alleging violations of the Florida antitrust and unfair competition laws. No class has been certified in this action. On December 15, 1999, pursuant to the parties’ joint motion, the court stayed this proceeding pending resolution of the In re PRK action. In light of the settlement of the In re PRK action, VISX expects that the Marks action will be dismissed in 2002.

      Worcester v. Summit Technology, Inc. et al. was filed on June 11, 1998 in Wisconsin state court on behalf of a purported class of Wisconsin patients alleging violations of the Wisconsin antitrust and unfair competition laws. In December 1998, the Worcester action was removed to federal court and transferred to the Multi-District Litigation in Arizona described below. On February 15, 2002, pursuant to the parties’ stipulation, this action was dismissed with prejudice.

      In May 1999, Brisson v. Summit Technology, Inc., VISX, Inc., Summit Partner, Inc., VISX Partner, Inc. and Pillar Point Partners was filed by plaintiff on behalf of a purported class of Minnesota patients alleging violations of Minnesota antitrust laws, seeking unspecified damages and injunctive relief. No class has been certified in this action. In June 2000, the court stayed this proceeding pending resolution of the In re PRK action. In light of the settlement of the In re PRK action, VISX expects that the Brisson action will be dismissed in 2002.

Direct Purchaser Class Actions Filed in Federal Court.

      In addition to the state court actions discussed above, a number of purported class actions alleging violations of federal antitrust laws on behalf of a purported class of direct purchasers were filed in federal court against VISX, Summit, and, in some cases, Pillar Point. All of these actions were transferred to the Multi-District Litigation in Arizona described below. In October 1998, the United States District Court in Arizona entered an order for consolidation of these class actions into a case captioned The Antitrust Class Actions (USDC AZ Oct. 21, 1998). In July 2001, the parties entered into a settlement agreement whereby VISX and Summit Autonomous, Inc. paid money into a settlement fund. The court certified a settlement class of all persons and entities in the United States who were charged a per procedure fee by VISX or Summit between October 1, 1995 and February 22, 2000. Individual notices were sent out to the members of the class. No members of the class opted out of the settlement agreement. In November 2001, the court granted final approval of the settlement agreement. On December 28, 2001, the settlement agreement became effective, and the matter was dismissed with prejudice as to all parties. Pursuant to the settlement agreement and plan of allocation, the settlement administrator will disburse the settlement fund to members of the class who timely submitted proof of claim forms.

Multi-District Antitrust Litigation Involving Pillar Point Partners.

      On June 4, 1998, VISX and Summit agreed to dissolve Pillar Point and settle all pending disputes and litigation between them. However, Pillar Point continued to be a party in a number of cases, which were transferred for pre-trial purposes to Multi-District Litigation in the United States District Court in Arizona under the caption In re Pillar Point Partners Antitrust and Patent Litigation (MDL No. 1202, the “Arizona MDL”). In addition to the Worcester case and the direct purchaser class actions described above, the following cases were pending in the Arizona MDL at the time of the settlements:

      Burlingame v. Pillar Point Partners, et al.; John R. Shepherd, M.D., Ltd. v. Pillar Point Partners, et al. In June 1996, Dr. Burlingame filed suit against Pillar Point, Summit, Summit Partner, VISX, and VISX Partner. In September 1996, a corporation controlled by Dr. Shepherd filed suit against the same parties. Both actions were filed in the United States District Court in Northern California. Generally, plaintiffs alleged that the per

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

procedure license fee charged by Pillar Point was a violation of the Sherman Act or of corresponding state antitrust laws. In 2001, as a result of the settlements, these cases were dismissed with prejudice.

      Freedom Vision Laser Center, LP v. VISX, Incorporated et al. On May 28, 1999, Freedom Vision Laser Center and other plaintiffs filed an action containing allegations similar to those made in the antitrust class actions described above. On January 18, 2002, following the final approval of the settlement agreement in the direct purchaser class actions, this action was dismissed with prejudice.

Unfair Competition Action Filed in California State Court.

      On January 24, 2000, a case captioned Antoine L. Garabet, M.D. and Abraham v. Shammas, M.D. v. Summit Technology, Inc. and VISX (CV 787359) was filed in the Superior Court of the State of California for the County of Santa Clara. Plaintiffs brought this action purportedly on behalf of the public under Section 17200 of the Business and Professions Code, California’s unfair competition law. The complaint contained allegations similar to those made in the antitrust class actions described above. On December 26, 2000, the court granted defendants’ motion to stay the action pending further court action or final resolution of the suits in the In re PRK action and the Arizona MDL. In 2001, as a result of the settlements, this case was dismissed with prejudice.

Securities Class Actions and Derivative Litigation

      VISX and certain of our officers were named as defendants in several substantially similar securities class action lawsuits filed in February and March 2000 in the United States District Court in Northern California. The plaintiffs in these actions purport to represent a class of all persons who purchased VISX’s common stock between March 1, 1999 and February 22, 2000. The complaints allege that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. In April 2000, the court consolidated the various actions under the caption In re VISX, Inc. Securities Litigation C-00-0649-CRB, and appointed a lead plaintiff. The lead plaintiff thereafter filed his consolidated amended complaint, and the parties stipulated to the certification of a plaintiff class. On September 20, 2000, defendants filed a motion to dismiss the consolidated amended complaint, and on February 27, 2001, the District Court granted defendants’ motion and dismissed the consolidated amended complaint with prejudice. Plaintiffs have appealed this decision to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed and was heard on March 13, 2002. VISX believes it has meritorious defenses to plaintiffs’ claims and expects to prevail regardless of the outcome of the appeal. Accordingly, no accrual for any adverse impact has been made in the accompanying financial statements.

      On April 24, 2000, a purported stockholder derivative action was filed in the Superior Court of the State of California for the County of Santa Clara (captioned Michael S. Glassman v. Mark B. Logan, et al., CV789364). The complaint alleged that certain of VISX’s officers and directors breached fiduciary duties owed to VISX in connection with the circumstances alleged in the securities class action complaints described above. On May 30, 2000, the defendants filed demurrers to the derivative complaint. On October 3, 2000, the court sustained the demurrers but granted leave to file an amended derivative complaint. Plaintiffs filed their amended derivative complaint in August 2001 and shortly thereafter defendants renewed their demurrers. On December 13, 2001, the court sustained the renewed demurrers without leave to amend. On January 30, 2002, the court entered judgment in defendants’ favor. Plaintiffs agreed not to appeal from this judgment in return for defendants’ waiver of court costs. This action has thus been concluded.

Other Litigation

      We are involved in various other legal proceedings that arise in the normal course of business. These matters include product liability actions, contract disputes and other matters. Based on currently available information, we believe that we have meritorious defenses to these actions and therefore no accrual for any adverse impact has been made in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To VISX, Incorporated:

      We have audited the accompanying consolidated balance sheets of VISX, Incorporated (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Jose, California

January 18, 2002

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There have been no disagreements with the independent public accountants on accounting and financial disclosure.

PART III

Item 10.	Directors and Executive Officers of VISX

      The information required by this Item 10 regarding directors of VISX is incorporated into this item by reference to the information set forth under “Election of Directors” and “Further Information Concerning the Board of Directors” in VISX’s definitive Proxy Statement (the “2002 Proxy Statement”) to be filed with the SEC and relating to its Annual Meeting of Stockholders to be held on May 3, 2002. For information regarding the executive officers of VISX, reference is made to Part I, Item 4A of this report.

Item 11.	Executive Compensation

      The information required by this Item 11 regarding compensation of VISX’s directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 2002 Proxy Statement sections “Further Information Concerning the Board of Directors — Director Compensation, “ “Executive Compensation” and “Performance Graph”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 regarding beneficial ownership of Common Stock by certain beneficial owners and by management of VISX is incorporated into this item by reference to the 2002 Proxy Statement section “Principal Stockholders”.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 regarding certain relationships and related transactions with management of VISX is incorporated into this item by reference to the 2002 Proxy Statement section “Further Information Concerning the Board of Directors” and “Executive Compensation”.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2001:

      Financial Statements

      2. The following financial statement schedule is filed as part of this report:

      Schedule II — Valuation and Qualifying Accounts

      3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

      (b) Reports on Form 8-K.

      On December 21, 2001, we filed a current report on Form 8-K, which reported an amendment to our bylaws and which included our revised bylaws as an exhibit thereto.

      (c) Exhibits.

      See Index to Exhibits.

      (d) Financial Statement Schedules.

      See Item 14(a)2, above.

VISX, INCORPORATED AND SUBSIDIARIES

FINANCIAL STATEMENT SCHEDULES

      The following additional consolidated financial statement schedule should be considered in conjunction with VISX’s consolidated financial statements. All other schedules have been omitted because the required information is either not applicable, not sufficiently material to require submission of the schedule, or is included in the consolidated financial statements or the notes thereto. All amounts are shown in thousands.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance	Additions		Balance
	at	Charged to		at
	Start of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Year Ended December 31, 1999
• Allowance for reserves against accounts receivable	$1,620	$166	$13	$1,773
Year Ended December 31, 2000
• Allowance for reserves against accounts receivable	1,773	4,894	896	5,771
Year Ended December 31, 2001
• Allowance for reserves against accounts receivable	5,771	2,710	3,914	4,567

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISX, INCORPORATED
a Delaware corporation

By:	/s/ ELIZABETH H. DÁVILA _______________________________________ Elizabeth H. Dávila

Chief Executive Officer

Date: April 1, 2002

POWER OF ATTORNEY

      Each person whose signature appears below hereby constitutes and appoints Elizabeth H. Dávila and Timothy R. Maier, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ ELIZABETH H. DÁVILA Elizabeth H. Dávila	Chairman of the Board, President and Chief Executive Officer	April 1, 2002

Principal Financial Officer:

/s/ TIMOTHY R. MAIER Timothy R. Maier	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	April 1, 2002

Principal Accounting Officer:

/s/ DEREK A. BERTOCCI Derek A. Bertocci	Vice President, Controller (principal accounting officer)	April 1, 2002

Directors:

/s/ KATHRYN FALBERG Kathryn Falberg	Director	April 1, 2002

Signature	Title	Date

/s/ GLENDON E. FRENCH Glendon E. French	Director	April 1, 2002

/s/ JOHN W. GALIARDO John W. Galiardo	Director	April 1, 2002

/s/ JAY T. HOLMES Jay T. Holmes	Director	April 1, 2002

/s/ GARY PETERSMEYER Gary Petersmeyer	Director	April 1, 2002

/s/ RICHARD B. SAYFORD Richard B. Sayford	Director	April 1, 2002

INDEX TO EXHIBITS

[Item 14(c)]

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
3.2*	Amended and Restated Bylaws as revised through December 12, 2001 (previously filed as Exhibit 3.1 to Form 8-K dated December 21, 2001)
4.1*	Reference is made to Exhibits 3.1 and 3.2
4.2*	Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
4.3*	Rights Agreement dated August 3, 2000 between VISX, Incorporated and Fleet National Bank, as Rights Agent (previously filed as Exhibit 4.1 to Form 8-K filed on August 4, 2000)
4.4*	Amendment to the Rights Agreement, dated as of April 25, 2001, between VISX, Incorporated and Fleet National Bank, as Rights Agent (previously filed as Exhibit 4.2 to Form 8-K filed on May 1, 2001)
10.1*	Stock Option Plan (previously filed as Exhibit 10(E) to Form S-1 Registration Statement No. 33-23844)
10.2*	1990 Stock Option Plan (previously filed as Exhibit 10.39 to Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
10.3*	Agreement dated as of January 1, 1992, between International Business Machines Corporation and the Company (previously filed as Exhibit 10.34 to Amendment No. 1 to Form S-1 Registration Statement No. 33-46311)
10.4*	Formation Agreement dated June 3, 1992, among Summit Technology, Inc., VISX, Incorporated, Summit Partner, Inc., and VISX Partner, Inc. (previously filed as Exhibit 10.1 to Form 8-K dated June 3, 1992)
10.5*	General Partnership Agreement of Pillar Point Partners dated June 3, 1992, between VISX Partner, Inc. and Summit Partner, Inc. (previously filed as Exhibit 10.2 to Form 8-K dated June 3, 1992)
10.6*	License-back to VISX Agreement dated June 3, 1992, between Pillar Point Partners and the Company (previously filed as Exhibit 10.3 to Form 8-K dated June 3, 1992)
10.7*	Lease dated July 16, 1992, as amended October 2, 1992, between the Company and Sobrato Interests, a California limited partnership (previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1992)
10.8*	1993 Flexible Stock Incentive Plan (previously filed as Exhibit 10.28 to Annual Report on Form 10-K dated March 30, 1993)
10.9*	1993 Employee Stock Purchase Plan (previously filed as Exhibit 10.29 to Annual Report on Form 10-K dated March 30, 1993)
10.10*	Form of Subscription Agreement (previously filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 1994)
10.11*†	Agreement effective as of November 20, 1995, among the Company, Alcon Laboratories, Inc., and Alcon Pharmaceuticals, Ltd. (previously filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1995)
10.12*	Agreement and Stipulation of Settlement filed on November 20, 1995, in the Superior Court for the County of Santa Clara (previously filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1995)
10.13*	Second Amendment to Lease dated March 8, 1996, between the Company and Sobrato Interests, a California limited partnership (previously filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1995)
10.14*	1995 Stock Plan (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

Exhibit
Number	Description

10.15*	1995 Director Option Plan (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.16*	1996 Supplemental Stock Plan (previously filed as Exhibit 10.3 to Form S-8 Registration Statement No. 333-23999)
10.17*†	Settlement Agreement dated June 17, 1997 (previously filed as Exhibit 99.1 to Current Report on Form 8-K dated June 17, 1997)
10.18*†	Settlement and Dissolution Agreement dated June 4, 1998 (previously filed as Exhibit 99.1 to Current
Report on Form 8-K filed June 23, 1998 and Form 8-K/ A filed July 28, 1999).
10.19*	2000 Stock Plan (previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2000)
10.20*	2001 Nonstatutory Stock Option Plan (previously filed as Exhibit 10.2 to Registration Statement on Form S-8 (No. 333-57524) filed on March 23, 2001)
21.1*	Subsidiaries (previously filed as Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 1999)
23.1	Consent of Independent Public Accountants
24.1	Power of Attorney (see page 57)
99.1*	Complaint filed on September 26, 1994 in the Superior Court for the County of Santa Clara by CAP Advisers Limited, CAP Trust, and Osterfak, Ltd. (previously filed as Exhibit 5.1 to Form 8-K dated September 26, 1994)
99.2	Letter to U.S. Securities and Exchange Commission

*	Previously filed.

†	Confidential Treatment has been requested and granted for certain portions of this exhibit.