Form 10-Q
period 2002-03-31
VISX INC
filed 2002-05-10
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Total number of shares of common stock outstanding as of April 30, 2002: 53,970,037.

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
SIGNATURES

VISX, INCORPORATED

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Interim Financial Statements

	Condensed Consolidated Interim Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Interim Statements of Operations for the Three Months Ended March 31, 2002 and 2001	4

	Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5

	Notes to Condensed Consolidated Interim Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Overview	9

	Results of Operations	9

	Liquidity and Capital Resources	10

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	12

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$32,046	$15,349

Short-term investments	96,805	108,458

Accounts receivable, net of allowance for doubtful accounts of $4,385 and $4,567, respectively	29,489	32,490

Inventories	12,080	14,071

Deferred tax assets and prepaid expenses	28,794	33,214

Total current assets	199,214	203,582

Property and Equipment, net	5,073	4,152

Long-Term Deferred Tax and Other Assets	10,958	12,191

	$215,245	$219,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$5,248	$3,270

Accrued liabilities and other current liabilities	42,108	40,377

Total current liabilities	47,356	43,647

Stockholders’ Equity:

Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued	650	650

Additional paid-in capital	203,858	208,130

Treasury stock, at cost 11,038,079 and 10,436,238 shares, respectively	(187,741)	(178,347)

Accumulated other comprehensive income	1,294	2,520

Retained earnings	149,828	143,325

Total stockholders’ equity	167,889	176,278

	$215,245	$219,925

         The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended
	March 31,

	2002	2001

	(unaudited)
Revenues:

System sales	$9,915	$17,096

License, service and other revenues	26,670	33,369

Total revenues	36,585	50,465

Costs and Expenses:

Cost of revenues	12,604	17,828

Marketing, general and administrative	10,518	10,669

Research, development and regulatory	4,245	4,550

Total costs and expenses	27,367	33,047

Income From Operations	9,218	17,418

Interest and other income	1,531	3,442

Income Before Provision For Income Taxes	10,749	20,860

Provision for income taxes	4,246	8,240

Net Income	$6,503	$12,620

Earnings Per Share

Basic	$0.12	$0.21

Diluted	$0.12	$0.21

Shares Used For Earnings Per Share

Basic	54,509	59,522

Diluted	55,581	61,018

         The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:

Net income	$6,503	$12,620

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	905	1,002

Provision for doubtful accounts receivable	200	252

Increase (decrease) in cash flows from changes in operating assets and liabilities:

Accounts receivable	2,801	(6,200)

Inventories	1,991	(75)

Deferred tax assets and prepaid expenses	4,420	201

Long-term deferred tax and other assets	1,233	(439)

Accounts payable	1,978	3,987

Accrued liabilities	1,731	7,118

Net cash provided by operating activities	21,762	18,466

Cash flows from investing activities:

Capital expenditures, net	(1,826)	(274)

Purchase of short-term investments	(13,105)	—

Proceeds from maturities of short-term investments	23,523	64,309

Net cash provided by investing activities	8,592	64,035

Cash flows from financing activities:

Exercise of stock options	2,572	341

Repurchase of common stock	(16,238)	(69,198)

Net cash used in financing activities	(13,666)	(68,857)

Effect of exchange rate changes on cash	9	126

Net increase in cash and cash equivalents	16,697	13,770

Cash and cash equivalents, beginning of period	15,349	19,686

Cash and cash equivalents, end of period	$32,046	$33,456

         The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.     Basis of Presentation:

         We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. Please read our 2001 Annual Report on Form 10-K to gain a more complete understanding of these interim financial statements.

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

	Three Months Ended
	March 31,

	2002	2001

NET INCOME	$6,503	$12,620

BASIC EARNINGS PER SHARE

Income available to common shareholders	$6,503	$12,620

Weighted average common shares outstanding	54,509	59,522

Basic Earnings Per Share	$0.12	$0.21

DILUTED EARNINGS PER SHARE

Income available to common shareholders	$6,503	$12,620

Weighted average common shares outstanding	54,509	59,522

Dilutive potential common shares from stock options	1,072	1,496

Weighted average common shares and dilutive potential common shares	55,581	61,018

Diluted Earnings Per Share	$0.12	$0.21

         Options to purchase 5,303,000 shares and 5,124,000 shares during the three month periods ended March 31, 2002 and 2001, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the Company’s common stock during these periods.

3.     Inventories (in thousands):

	March 31,	December 31,
	2002	2001

	(unaudited)
Raw materials and subassemblies	$8,425	$8,901

Work in process	1,371	1,491

Finished goods	2,284	3,679

	$12,080	$14,071

4.     Comprehensive Income (unaudited, in thousands):

	Three Months Ended
	March 31,

	2002	2001

NET INCOME	$6,503	$12,620

OTHER COMPREHENSIVE INCOME

Change in unrealized holding gains (losses) on available-for-sale securities	(1,235)	1,159

Change in accumulated foreign currency translation adjustment	9	126

COMPREHENSIVE INCOME	$5,277	$13,905

5.     New Accounting Pronouncements

         On June 29, 2001, the Financial Accounting Standard Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Major provisions of these statements are as follows:

(i)	All business combinations initiated after June 30, 2001 must use the purchase method of accounting,

(ii)	The pooling of interests method of accounting is prohibited except for transactions initiated before June 30, 2001,

(iii)	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability,

(iv)	Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator,

(v)	Other intangible assets will continue to be valued and amortized over their estimated lives,

(vi)	In-process research and development will continue to be written off immediately,

(vii)	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting, and

(viii)	Effective January 1, 2002, goodwill existing as of June 30, 2001 will no longer be subject to amortization.

         Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Since we have no goodwill assets, adoption of these statements on January 1, 2002 had no impact on our financial statements or results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). An impairment loss must be recognized if the net book value of long-lived assets exceeds:

(i)	The future cash flows to be generated by these assets, whether through continued operation or sale,

(ii)	The fair value of assets to be distributed to owners in a spin-off, or

(iii)	The fair value of productive assets for which they are exchanged.

         This statement applies to long-term leases, certain oil and gas properties, and long-term prepaid assets. It does not apply to goodwill, intangible assets not being amortized, investments in equity securities accounted for under the cost or equity method, and certain other types of long-term assets. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this statement did not have any impact on VISX’s financial statements or results of operations.

         In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We adopted these new standards in the quarter ended March 31, 2002.

         In accordance with EITF 00-25 and EITF 01-09, we have reclassified consideration provided to customers in our statements of operations. This consideration was previously reported as marketing, general and administrative expense. Beginning with the quarter ended March 31, 2002, this consideration will be reported as a reduction to license, service and other revenue. The prior year comparative amounts will be reclassified to be consistent with the current year presentation. The amounts reclassified for the first, second, third and fourth quarters of 2001 are $1.1 million, $1.1 million, $1.5 million and $0.8 million, respectively. These reclassifications do not change the amount of net income reported for each period; however, revenues and expenses are reduced in equal and offsetting amounts in each period.

         Reclassifications. Certain reclassifications were made to prior year financial data to conform with current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When we use the words, “anticipate,” “estimate,” “project,” “intend,” “expect,” “plan,” “believe,” “should,” “likely” and similar expressions, we are making forward-looking statements. In addition, forward-looking statements in this report include, but are not limited to, statements about our beliefs, estimates or plans regarding the following topics: our research efforts; the outcome of various lawsuits to which we are a party; the use of our WaveScan® System; system upgrade revenues in 2002; renewed support in the U.S. laser vision correction market in 2002; the amount of our R&D and regulatory expenses in 2002. These forward-looking statements are estimates reflecting the best judgment of the senior management of VISX, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in our 2001 annual report on Form 10-K under the caption “Risk Factors” beginning on page 26, “Legal Proceedings” beginning on page 8, and elsewhere in that report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         Overview

         We develop products and procedures to improve people’s eyesight using lasers. Our principal product, the VISX STAR Excimer Laser System™ (“VISX System”), is designed to correct the shape of a person’s eyes to reduce or eliminate the need for eyeglasses or contact lenses. The Food and Drug Administration (“FDA”) has approved the VISX® System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has also approved our WaveScan™ Wavefront System (“WaveScan System”), which provides a complete refractive analysis of the eye’s entire optical system. In the future, we anticipate that doctors will be able to use this analysis to enhance treatments with the VISX System. We sell VisionKey® cards to control the use of the VISX System and to collect license fees for the use of our patents.

         The laser vision correction industry is evolving rapidly. Economic, market, and technology changes frequently affect VISX and could harm our business in the future. Please see the section of our 2001 annual report on Form 10-K entitled “Risk Factors,” beginning on page 26 of that report, for a more thorough description of the risks that our business faces. If any of the risks in that Risk Factors section materialize, orders and revenues for VISX Systems and VisionKey cards could fluctuate or decline. Accordingly, our past results may not be useful in predicting our future results.

Results of Operations

	Three Months Ended March 31,

REVENUES (000's)	2002	2001	Change

System sales	$9,915	$17,096	(42)%

Percent of total revenues	27.1%	33.9%

License, service & other revenues	26,670	33,369	(20)%

Percent of total revenues	72.9%	66.1%

Total	$36,585	$50,465	(28)%

         System sales revenue in the first quarter of 2002 was $7 million lower than in the comparable period of 2001 due to declines in sales of laser systems and upgrades of laser systems. Laser system sales revenue declined $5 million due, we believe, to the recession (both U.S. and worldwide). Laser upgrade revenue decreased $3 million due to the recession and the fact that approximately 60% of our U.S. customers had already upgraded their STAR S2™ laser systems to the STAR S3™ model by the end of 2001. Accordingly, we anticipate that upgrade revenue throughout 2002 will be lower than in 2001. Sales of our WaveScan system generated approximately $1 million of additional sales revenue in the first quarter of 2002 as compared to the same period in 2001.

         License, service and other revenue in the first quarter of 2002 was $7 million lower than in the comparable period of 2001 due to a decline in license and other procedure fees (“procedure fees”) from U.S. customers. Procedure fees declined due to a lower volume of procedures for which VISX earned procedure fees. We believe the economic recession and the decline in consumer confidence that occurred in 2001 were the principal reasons why our procedure volume, and the U.S. laser vision correction market as a whole, were lower in the first quarter of 2002 than in the same period of 2001. We believe that the rebound of the U.S. economy and consumer confidence that began in the first quarter of 2002 will provide renewed support for the U.S. laser vision correction market, though the timing and extent of the rebound through the remainder of 2002 is difficult to predict.

	Three Months Ended March 31,

COSTS & EXPENSES (000's)	2002	2001	Change

Cost of revenues	$12,604	$17,828	(29)%

Percent of total revenues	34.5%	35.3%

Marketing, gen’l and admin	10,518	10,669	(1)%

Percent of total revenues	28.7%	21.1%

R&D and regulatory	4,245	4,550	(7)%

Percent of total revenues	11.6%	9.0%

         Cost of revenues declined $5 million due to lower unit sales of laser systems and laser upgrades, with each accounting for approximately one half of the decline. Our gross profit margin has remained relatively constant at approximately 65%. Marketing, general and administrative expenses declined slightly from the same period in the prior year due to a decrease in marketing spending. Our research and development expenses were lower in the first quarter of 2002 than in the same period of the prior year due to the timing of development of our projects. As these projects progress, we anticipate that our R&D and regulatory expenses will increase in future quarters and will total approximately $18 to $19 million for 2002.

Liquidity and Capital Resources

         Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows:

	(000's)
	March 31,	December 31,
	2002	2001

Cash	$128,851	$123,807

Working capital	151,858	159,935

         Cash increased by $5 million in the first quarter of 2002 due mainly to $22 million of cash provided by operations offset by $16 million paid to repurchase 1 million shares of VISX stock on the open market.

         Operating activities provided $22 million of cash in the first quarter of 2002, up from $18 million provided in the same period of 2001. The following factors that impact cash flow from operations changed between 2002 and 2001.

•	Net income declined $6.1 million due mainly to lower sales.

•	Accounts payable and accrued liabilities each increased in the first quarter of 2002 and 2001, but the increases were lower in 2002 than in the prior year by a total of $7.4 million. The timing of payments of U.S. income taxes accounted for approximately $6 million of this difference.

•	Deferred tax assets decreased by $4.4 million in 2002 as we benefited from prepaid taxes carried forward from 2001.

•	Accounts receivable (net of reserves) declined by $2.8 million in 2002 whereas it increased by $6.2 million in 2001. This contributed $9.0 million to the improvement in cash flow.

•	Long-term deferred tax and other assets declined by $1.2 million due to a reduction in the long-term portion of equipment financing outstanding with customers.

•	Inventory continued to decline in the first quarter of 2002 as we made progress balancing inventory and production needs. This contributed $2.0 million to the increase in cash flow.

         Interest income was lower in 2002 than in 2001 due mainly to the decrease in cash available for investment in interest bearing securities.

         On April 4, 2001, our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future. In accordance with the April 4, 2001 authorization and applicable securities laws, through purchases on the open market we repurchased 1,002,800 shares during the first quarter of 2002 and have repurchased 4,105,200 shares cumulatively through March 31, 2002 at a total cost of $16.2 million and $63.9 million, respectively. Accordingly, 5.9 million shares remain available as of March 31, 2002 for repurchase under the Board of Directors’ April 2001 authorization.

         Purchases of short-term investments represent reinvestment of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of March 31, 2002, we did not have any borrowings outstanding or any credit agreements.

         Our normal credit terms granted to customers are net 30 to 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX® Systems, in certain markets we provide long-term financing to customers for their purchase of VISX® Systems. We consider a number of factors including industry practice, competition and our evaluation of customers’ credit worthiness in determining when to offer such financing. We believe that our operations will provide sufficient cash flow to meet our working capital and capital equipment needs during the coming twelve months. In addition, we have $129 million of cash as of March 31, 2002 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

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

         Under our R&D agreement with Medjet, we paid approximately $0.8 million to Medjet to fund research and development work they performed during the first quarter of 2002 and anticipate continuing this funding level through August 2002. We expense payments made to Medjet as research, development and regulatory expense in our financial statements. To exercise our option to acquire Medjet, we would have to pay approximately $9 million based on the $2.00 per share purchase price and the number of shares of Medjet common stock, options and warrants outstanding at March 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         There were no material changes during the three months ended March 31, 2002 in our exposure to market risk for changes in interest rates and foreign currency exchange rates.

         PART II. OTHER INFORMATION

         Item 1. Legal Proceedings

         Overview

         VISX is involved in a variety of legal proceedings that affect its business. These include proceedings relating to patents and intellectual property rights, proceedings relating to claims that VISX’s activities have violated antirust laws, class actions filed under federal securities laws and other litigation proceedings. For a complete description of legal proceedings, see VISX’s annual report on Form 10-K for the year ended December 31, 2001. During the quarter ended March 31, 2002, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows.

         Patent Litigation: WaveLight

         In March 2002, VISX filed a lawsuit in Duesseldorf, Germany against WaveLight Laser Technologie AG and its senior manager, Max Reindl, alleging infringement of VISX’s German Patent No. P3481164.8 and seeking monetary damages and injunctive relief. WaveLight is a German manufacturer and seller of excimer laser systems for use in laser vision correction. The first court hearing in the German proceeding is scheduled for June 6, 2002 at which time the Court will set a timetable for the proceeding.

         Antitrust Class Actions And Litigation Involving Pillar Point Partners

         In May 1999, Brisson v. Summit Technology, Inc., VISX, Inc., Summit Partner, Inc., VISX Partner, Inc. and Pillar Point Partners was filed by plaintiff in the State of Minnesota, County of Hennepin, on behalf of a purported class of Minnesota patients alleging violations of Minnesota antitrust laws and seeking unspecified damages and injunctive relief. On April 10, 2002, pursuant to the parties’ stipulation, this action was dismissed with prejudice.

         Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

None

b)	Reports on Form 8-K.

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated (Registrant)

May 10, 2002 (Date)	/s/Elizabeth H. Dávila Elizabeth H. Davila Chairman of the Board and Chief Executive Officer

May 10, 2002 (Date)	/s/Timothy R. Maier Timothy R. Maier Executive Vice President and Chief Financial Officer (principal financial officer)

May 10, 2002 (Date)	/s/Derek A. Bertocci Derek A. Bertocci Vice President, Controller (principal accounting officer)