Form 10-Q
period 2002-06-30
VISX INC
filed 2002-08-14
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Total number of shares of common stock outstanding as of July 24, 2002: 53,359,507

VISX, INCORPORATED

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Interim Financial Statements
	Condensed Consolidated Interim Balance Sheets as of June 30, 2002 and December 31, 2001	3
	Condensed Consolidated Interim Statements of Operations for the Three Months Ended June 30, 2002 and 2001 and for the Six Months Ended June 30, 2002 and 2001	4
	Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
	Notes to Condensed Consolidated Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview	11
	Results of Operations	11
	Liquidity and Capital Resources	13
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		20

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS

	June 30,	December 31,
	2002	2001

	(unaudited)
Current Assets:
Cash and cash equivalents	$23,718	$15,349
Short-term investments	104,450	108,458
Accounts receivable, net of allowance for doubtful accounts of $4,491 and $4,567, respectively	25,940	32,490
Inventories	13,466	14,071
Deferred tax assets and prepaid expenses	26,135	33,214

Total current assets	193,709	203,582
Property and Equipment, net	5,559	4,152
Long-Term Deferred Tax and Other Assets	10,767	12,191

	$210,035	$219,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,947	$3,270
Accrued liabilities	36,700	40,377

Total current liabilities	41,647	43,647

Stockholders’ Equity:
Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued	650	650
Additional paid-in capital	201,237	208,130
Treasury stock, at cost 11,357,182 and 10,436,238 shares, respectively	(190,809)	(178,347)
Accumulated comprehensive income	1,566	2,520
Retained earnings	155,744	143,325

Total stockholders’ equity	168,388	176,278

	$210,035	$219,925

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

		(unaudited)
Revenues:
System revenues	$12,804	$17,239	$22,719	$34,335
License, service and other revenues	23,835	31,022	50,505	64,391

Total revenues	36,639	48,261	73,224	98,726

Costs and Expenses:
Cost of system revenues	7,176	11,325	15,338	24,303
Cost of license, service and other revenues	4,809	4,484	9,251	9,334
Selling, general, and administrative	11,661	10,488	22,179	21,157
Research, development and regulatory	4,779	4,592	9,024	9,142

Total costs and expenses	28,425	30,889	55,792	63,936

Income From Operations	8,214	17,372	17,432	34,790
Interest and other income	1,561	2,759	3,092	6,201
Litigation settlement	—	(37,821)	—	(37,821)

Income (Loss) Before Provision For Income Taxes	9,775	(17,690)	20,524	3,170
Provision for income taxes	(3,859)	6,988	(8,105)	(1,252)

Net Income (Loss)	$5,916	$(10,702)	$12,419	$1,918

Earnings (Loss) Per Share
Basic	$0.11	$(0.19)	$0.23	$0.03

Diluted	$0.11	$(0.19)	$0.23	$0.03

Shares Used For Earnings Per Share
Basic	53,889	56,536	54,197	58,021

Diluted	54,809	56,536	55,191	59,735

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income	$12,419	$1,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,690	1,996
Provision for doubtful accounts receivable	569	897
Changes in operating assets and liabilities:
Accounts receivable	5,981	(9,059)
Inventories	(994)	(2,887)
Deferred tax assets and prepaid expenses	7,079	(683)
Long-term deferred tax and other assets	1,424	(107)
Accounts payable	1,677	(3,290)
Accrued liabilities	(3,677)	27,979

Net cash provided by operating activities	26,168	16,764

Cash flows from investing activities:
Capital expenditures, net	(1,498)	(895)
Purchase of short-term investments	(33,398)	(23,368)
Proceeds from maturities of short-term investments	36,432	95,471

Net cash provided by investing activities	1,536	71,208

Cash flows from financing activities:
Exercise of stock options	4,352	4,413
Repurchase of common stock	(23,707)	(89,408)

Net cash used in financing activities	(19,355)	(84,995)

Effect of exchange rate changes on cash	20	169

Net increase in cash and cash equivalents	8,369	3,146
Cash and cash equivalents, beginning of period	15,349	19,686

Cash and cash equivalents, end of period	$23,718	$22,832

Non-Cash Investing Activities:
Inventory transferred to property and equipment under operating leases	$1,599	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2002
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

2. Earnings (Loss) Per Share:

     Basic earnings per share (“EPS”) equals net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS equals net income (loss) divided by the weighted average number of common shares outstanding plus dilutive potential common shares calculated in accordance with the treasury stock method. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. All amounts in the following table are in thousands, except per share data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET INCOME (LOSS)	$5,916	$(10,702)	$12,419	$1,918

BASIC EARNINGS (LOSS) PER SHARE
Income (Loss) available to common shareholders	$5,916	$(10,702)	$12,419	$1,918
Weighted average common shares outstanding	53,889	56,536	54,197	58,021

Basic Earnings (Loss) Per Share	$0.11	$(0.19)	$0.23	$0.03

DILUTED EARNINGS (LOSS) PER SHARE
Income (Loss) available to common shareholders	$5,916	$(10,702)	$12,419	$1,918

Weighted average common shares outstanding	53,889	56,536	54,197	58,021
Dilutive potential common shares from stock options	920	—	994	1,714

Weighted average common shares and dilutive potential common shares	54,809	56,536	55,191	59,735

Diluted Earnings (Loss) Per Share	$0.11	$(0.19)	$0.23	$0.03

     At June 30, 2002 and 2001, options for the purchase of 6,058,000 and 4,033,000, respectively, were exercisable at weighted average purchase price per share of $14.99 and $15.25, respectively, and were excluded from the computation of diluted EPS because exercise prices for these options were greater than the average market price of the VISX’s common stock during these periods.

3. Inventories (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials and subassemblies	$7,751	$8,901
Work in process	1,419	1,491
Finished goods	4,296	3,679

Total	$13,466	$14,071

4. Comprehensive Income (Loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

NET INCOME (LOSS)	$5,916	$(10,702)	$12,419	$1,918
OTHER COMPREHENSIVE INCOME
Change in unrealized holding gains (losses) on available-for-sale securities	261	(287)	(974)	872
Change in accumulated foreign currency translation adjustment	11	43	20	169

COMPREHENSIVE INCOME (LOSS)	$6,188	$(10,946)	$11,465	$2,959

5. Share Repurchase Program

     On April 4, 2001 our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with the April 4, 2001 authorization and applicable securities laws, through purchases on the open market we repurchased 1,581,000 shares during the first half of 2002 and have repurchased 4,683,400 shares cumulatively through June 30, 2002 at a total cost of $23.7 million and $71.4 million, respectively. Accordingly, 5.3 million shares remain available as of June 30, 2002 for repurchase under the Board of Directors’ April 2001 authorization.

6. Significant Customer and Commitments

     In May 2002, Laser Vision Centers, Inc. and TLC Laser Eye Centers, Inc. announced their business combination was consummated and became effective. The entity’s new name is TLC Vision Corporation (“TLC”). The combined company, TLC, accounted for 15% and 19% of total revenues in the second quarter of 2002 and 2001, respectively, and 15% and 20% of total revenues in the first half of 2002 and 2001, respectively.

     In May 2002, VISX announced that it has signed a Letter of Intent with Tracey Technologies, LLC (“Tracey”) for exclusive worldwide rights to Tracey’s ray tracing technology for use in customized laser vision correction treatments. Additionally, VISX announced that it has entered into an exclusive worldwide license agreement for a portfolio of patents held by Luis Ruiz, MD, relating to the treatment of presbyopia with multifocal ablations. During the second quarter VISX made payments of $650,000 related to these agreements of which $150,000 was expensed in connection with research and development activities and the balance was capitalized as a prepaid asset. If a final agreement is concluded with Tracey and clinical and regulatory milestones specified in both agreements are achieved, VISX would be committed to make additional payments in the range of $3 million to $7 million in connection with provisions contained in these two agreements. VISX could be obligated for additional payments for royalty in the future based on future sales of the associated products.

7. Related Parties

     In August 2001 we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provide funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed an agreement with Medjet that provides us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger is subject to Medjet’s shareholder approval and is subject to other customary conditions to closing. At the same time, we paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to 1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by VISX represent 21% of Medjet’s voting stock. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon has agreed to vote all of his shares of common stock in favor of the merger, and has agreed to sell all of his stock to VISX in the event that VISX offers to complete the merger. Dr. Gordon currently holds 1,596,787 shares, representing 32% of Medjet’s voting stock. Additionally, VISX acquired warrants from Medjet to purchase 1,320,000 shares of Medjet common stock exercisable at $0.75 per share. VISX also acquired warrants from a third party to purchase 1,365,000 shares of Medjet common stock exercisable at $3.50 per share. The warrants expire during the second half of 2004. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the warrants are treated as derivatives and measured at fair value. At each balance sheet date, the warrants are remeasured at fair value and all gains and losses are recorded in the statements of operations. Lastly, we now have one of seven seats on Medjet’s Board of Directors. We account for this investment under the equity method prescribed by Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

     Under our R&D agreement with Medjet, we paid approximately $1.8 million to Medjet to fund research and development work they performed during the first half of 2002 and anticipate continuing this funding level through August 2002. We expense payments made to Medjet as research, development and regulatory expense in our financial statements. To exercise our option to acquire Medjet, we would have to pay approximately $9 million based on the $2.00 per share purchase price and the number of shares of Medjet common stock, options and warrants outstanding at June 30, 2002.

8. New Accounting Pronouncements

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

     Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Upon adoption of SFAS 142, on January 1, 2002, we no longer are required to amortize goodwill. Adoption of these statements did not have a material impact on our financial statements or results of operations.

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

     This statement applies to long-term leases, certain oil and gas properties, and long-term prepaid assets. It does not apply to goodwill, intangible assets not being amortized, investments in equity securities accounted for under the cost or equity method, and certain other types of long-term assets. The provisions of SFAS 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of this statement did not have any impact on VISX’s financial statements or results of operations.

     In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We adopted these new standards on January 1, 2002. In accordance with the transition guidance in EITF 00-25, adoption required the reclassification of financial statements for prior periods presented for comparative purposes.

     In accordance with EITF 00-25 and EITF 01-09, we have reclassified consideration provided to customers in our statements of operations. This consideration was previously reported as selling, general, and administrative expense. This consideration is reported as a reduction to license, service and other revenue. The amounts reclassified for the first, second, third and fourth quarters of 2001 are $1,111,000, $1,121,000, $1,508,000 and $810,000, respectively. These reclassifications do not change the amount of net income reported for each period, however revenue and expense are reduced in equal and offsetting amounts in each period.

     In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. VISX is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. VISX is currently evaluating the impact of adoption of this statement but does not expect a material impact on its financial position and results of operations.

Reclassifications. Certain reclassifications were made to prior year financial data to conform with current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains forward-looking statements about expected system sales and rentals, laser upgrade revenue and costs, license revenue, and R&D expenditures for the remainder of 2002. These statements are subject to risks and uncertainties that may cause actual results to differ significantly. The risks and uncertainties include the potential reduction in demand for VISX equipment and upgrades, and the potential decline in demand for procedures caused by the continued weakness in the economy, consumer confidence and stock markets in the United States. These forward-looking statements are estimates reflecting the best judgment of the senior management of VISX, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should therefore be considered in light of various important factors, including those set forth in our 2001 annual report on Form 10-K under the caption “Risk Factors” beginning on page 26, “Legal Proceedings” beginning on page 8, and elsewhere in that report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     The laser vision correction industry is evolving rapidly. Economic, market, and technology changes frequently affect VISX and could harm our business in the future. If any of the risks referred to above were to materialize, orders and revenues for VISX Systems and VisionKey cards could fluctuate or decline. Accordingly, our past results may not be useful in predicting our future results.

Overview

     We develop products and procedures to improve people’s eyesight using lasers. Our principal product, the VISX STAR Excimer Laser System™ (“VISX System”), is designed to correct the shape of a person’s eyes to reduce or eliminate the need for eyeglasses or contact lenses. The Food and Drug Administration (“FDA”) has approved the VISX® System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has approved, under a humanitarian device exemption, the use of VISX’s Custom-Contoured Ablation Pattern (“C-CAP ™”) method to customize laser vision correction treatments to correct decentered ablations resulting from a previous treatment on any brand of laser. The FDA has also approved our WaveScan™ Wavefront System (“WaveScan System”), which provides a complete refractive analysis of the eye’s entire optical system. In the future, we anticipate that doctors will be able to use this analysis to enhance treatments with the VISX System. We sell VisionKey® cards to control the use of the VISX System and to collect license fees for the use of our patents.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,

REVENUES (000's)	2002	2001	Change	2002	2001	Change

System revenues	$12,804	$17,239	(26)%	$22,719	$34,335	(34)%
Percent of total revenues	34.9%	35.7%		31.0%	34.8%
License, service & other revenues	23,835	31,022	(23)%	50,505	64,391	(22)%
Percent of total revenues	65.1%	64.3%		69.0%	65.2%
Total	$36,639	$48,261	(24)%	$73,224	$98,726	(26)%

     System revenues

     System revenues decreased $4.4 million, to $12.8 million for the three months ended June 30, 2002 from $17.2 million for the three months ended June 30, 2001. System revenues decreased $11.6 million, to $22.7 million for the six months ended June 30, 2002 from $34.3 million for the six months ended June 30, 2001. Sales of laser systems declined $4.4 million and $9.2 million in the second quarter and first half of 2002, respectively, from the comparable periods of the prior year. We believe the decline, mainly in the U.S., was due primarily to the economic slowdown in the United States. Aggressive tactics by competitors also affected our sales. Our average selling price for laser systems was lower than in the prior year due to the factors discussed above. Upgrade revenue declined $0.4 million and $3.5 million in the second quarter and first half of 2002, respectively, from the comparable periods of the prior year. The decline in upgrade revenue was due to the fact that approximately 75% of our lasers in active use in the U.S. have already been upgraded. Accordingly, we anticipate that revenue from laser upgrades will decline significantly in coming quarters and that upgrade revenue will be lower for the full year 2002 than in 2001. WaveScan system sales increased $0.4 million and $1.1 million in the second quarter and first half of 2002, respectively, over the comparable periods of the prior year as we continued to extend our rollout of this new product.

     License, service & other revenues

     License, service and other revenue decreased $7.2 million, to $23.8 million for the three months ended June 30, 2002 from $31.0 million for the three months ended June 30, 2001. License, service and other revenue decreased $13.9 million to $50.5 million for the six months ended June 30, 2002 from $64.4 million for the six months ended June 30, 2001. The decreases were attributable primarily to customers in the U.S. purchasing VisionKey® cards for fewer procedures in the first half of 2002 than in the comparable period of 2001. The decision to have laser vision correction surgery is influenced by many factors including consumers’ perception of and confidence in the health of the economy. We believe the weak economy, declines in consumer confidence, and the extended stock market declines in the United States were the principal reasons why our U.S. procedure volume, and the U.S. laser vision correction market as a whole, were lower in the first half of 2002 than in the same period of 2001. At present, it is hard to predict when the economy, consumer confidence and stock markets in the U.S. will rebound and provide renewed support for the U.S. laser vision correction market.

	Three Months Ended June 30,			Six Months Ended June 30,

COSTS & EXPENSES (000's)	2002	2001	Change	2002	2001	Change

Cost of system revenues	$7,176	$11,325	(37)%	$15,338	$24,303	(37)%
Percent of total revenues	19.6%	23.5%		20.9%	24.6%
Cost of license, service, and other revenue	$4,809	$4,484	7%	$9,251	$9,334	1%
Percent of total revenues	13.1%	9.3%		12.6%	9.5%
Marketing, gen’l and admin	11,661	10,488	11%	22,179	21,157	5%
Percent of total revenues	31.8%	21.7%		30.3%	21.4%
R&D and regulatory	4,779	4,592	4%	9,024	9,142	(1)%
Percent of total revenues	13.1%	9.5%		12.3%	9.3%

     Cost of system revenues

     Cost of system revenues decreased $4.2 million to $7.2 million for the three months ended June 30, 2002 from $11.3 million for the three months ended June 30, 2001. Cost of system revenues decreased $9.0 million to $15.3 million for the six months ended June 30, 2002 from $24.3 million for the six months ended June 30, 2001. These declines were due primarily to lower cost related to reduced laser upgrade revenue. The gross profit margin on laser upgrade revenue was higher in 2002 than in 2001. We anticipate that laser upgrade revenue and the gross profit margin on this revenue will decline throughout the remainder of 2002. Lower laser upgrade sales also contributed to the decline in related costs.

     Cost of license, service and other revenues

     Cost of revenues increased $0.3 million to $4.8 million for the three months ended June 30, 2002 from $4.5 million for the three months ended June 30, 2001. Cost of revenues decreased $0.1 million to $9.2 million for the six months ended June 30, 2002 from $9.3 million for the six months ended June 30, 2001. The increase was due to higher costs for service.

     Selling, general, and administrative expenses

     Selling, general, and administrative expenses increased $1.2 million to $11.7 million for the three months ended June 30, 2002 from $10.5 million for the three months ended June 30, 2001. Selling, general, and administrative expenses increased $1.0 million to $22.2 million for the six months ended June 30, 2002 from $21.2 million for the six months ended June 30, 2001. These increases were due to additional sales programs and marketing activities associated with major industry trade shows during the second quarter plus other additional general expenses. Legal expenses in the second quarter and first half of 2002 were lower than in the comparable periods of the prior year as the result of a $1.5 million insurance reimbursement received during the second quarter of 2002. Excluding this reimbursement, legal expenses increased in 2002 over 2001.

     Research, development and regulatory expenses

     Research, development and regulatory expenses increased $0.2 million, to $4.8 million for the three months ended June 30, 2002 from $4.6 million for the three months ended June 30, 2001. Research, development and regulatory expenses decreased $0.1 million to $9.0 million for the six months ended June 30, 2002 from $9.1 million for the three months ended June 30, 2001. We anticipate that our research, development and regulatory expenses will total approximately $18 to $19 million for 2002.

     Interest and other income

     Our average balance of cash invested in interest bearing securities was lowered in 2002 from 2001 due to cash used to repurchase our stock. Additionally, our average yields on our portfolio of cash and investments was lower in 2002 compared to 2001. Accordingly, interest income declined in 2002 from 2001.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments and working capital were as follows:

	(000's)
	June 30, 2002	December 31, 2001

Cash, cash equivalents and short-term investments	$128,168	$123,807
Working capital	152,062	159,935

     Cash, cash equivalents and short-term investments (“cash”) increased by $4.4 million in the first six months of 2002 due mainly to $26.2 million cash provided by operations offset by $23.7 million paid to repurchase 1.6 million shares of VISX stock on the open market.

     Operating activities provided $26.2 million of cash in the first half of 2002, up from $16.8 million provided by operations in the same period of 2001. The following factors that impact cash flow from operations changed between the first six months of 2002 and 2001.

•	Net income increased $10.5 million due mainly to the non-recurring 2001 litigation settlement of $37.8 million, pre-tax, offset by lower sales in 2002.

•	Accrued liabilities decreased by $3.7 million in the first six months of 2002 compared to a $28.0 million increase in the same period of 2001. The significant increase in accrued liabilities in 2001 related to the litigation settlement of $37.8 million, pre-tax.

•	Deferred tax assets and prepaid expenses decreased by $7.1 million in 2002 as a result of a decrease in prepaid taxes carried forward from 2001.

•	Accounts receivable declined by $6.0 million in 2002 due to lower revenues whereas accounts receivable increased by $9.1 million in 2001.

•	Long-term deferred tax and other assets declined by $1.4 million due to reductions in the long-term portion of receivables outstanding with customers from equipment financing.

•	Inventory declined in the first six months of 2002. Excluding the $1.6 million reclassification of inventory to property and equipment, the inventory balance increased by $1.0 million in the first six months of 2002.

     On April 4, 2001 our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future. In accordance with the April 4, 2001 authorization and applicable securities laws, through purchases on the open market, we repurchased 1,581,000 shares during the first half of 2002 and have repurchased 4,683,400 shares cumulatively through June 30, 2002 at a total cost of $23.7 million and $71.4 million, respectively. Accordingly, 5.3 million shares remain available as of June 30, 2002 for repurchase under the Board of Directors’ April 2001 authorization.

     Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of June 30, 2002, we did not have any borrowings outstanding nor any credit agreements.

     Our normal credit terms granted to customers are net 30 to 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX® Systems, in certain markets we provide long-term financing to customers for their purchase of VISX® Systems. We consider a number of factors including industry practice, competition and our evaluation of customers’ credit worthiness in determining when to offer such financing. We believe that our operations will provide sufficient cash flow to meet our working capital and capital equipment needs during the next twelve months. In addition, we have $128.2 million of cash, cash equivalents and short-term investments as of June 30, 2002 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

     In August 2001 we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provide funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed an agreement with Medjet that provides us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger is subject to Medjet’s shareholder approval and is subject to other customary conditions to closing. At the same time, we paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to 1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by VISX represent 21% of Medjet’s voting stock. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon has agreed to vote all of his shares of common stock in favor of the merger, and has agreed to sell all of his stock to VISX in the event that VISX offers to complete the merger. Dr. Gordon currently holds 1,596,787 shares, representing 32% of Medjet’s voting stock. Additionally, VISX acquired warrants from Medjet to purchase 1,320,000 shares of Medjet common stock exercisable at $0.75 per share. VISX also acquired warrants from a third party to purchase 1,365,000 shares of Medjet common stock exercisable at $3.50 per share. The warrants expire during the second half of 2004. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the warrants are treated as derivatives and measured at fair value. At each balance sheet date, the warrants are remeasured at fair value and all gains and losses are recorded in the statements of operations. Lastly, we now have one of seven seats on Medjet’s Board of Directors. We account for this investment under the equity method prescribed by Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

     Under our R&D agreement with Medjet, we paid approximately $1.8 million to Medjet to fund research and development work they performed during the first half of 2002 and anticipate continuing this funding level through August 2002. We expense payments made to Medjet as research, development and regulatory expense in our financial statements. To exercise our option to acquire Medjet, we would have to pay approximately $9 million based on the $2.00 per share purchase price and the number of shares of Medjet common stock, options and warrants outstanding at June 30, 2002.

     In May 2002, VISX announced that it has signed a Letter of Intent with Tracey Technologies, LLC for exclusive worldwide rights to Tracey’s ray tracing technology for use in customized laser vision correction treatments. Additionally, VISX announced that it has entered into an exclusive worldwide license agreement for a portfolio of patents held by Luis Ruiz, MD, relating to the treatment of presbyopia with multifocal ablations. During the second quarter VISX made payments of $650,000 related to these agreements of which $150,000 was expensed in connection with research and development activities and the balance was capitalized as a prepaid asset. If a final agreement is concluded with Tracey and clinical and regulatory milestones specified in both agreements are achieved, VISX would be committed to make additional payments in the range of $3 million to $7 million in connection with provisions contained in these two agreements. VISX could be obligated for additional payments for royalty in the future based on future sales of the associated products.

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

Revenue Recognition

     Our revenue is comprised of the following: sale and rental of system equipment and upgrades, service revenue, and license fees and related procedure revenue (“procedure revenue”). We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this standard, revenue is generally recognized when the following four criteria are met:

(1)	Persuasive evidence of an arrangement exists;

(2)	Delivery has occurred or services have been rendered;

(3)	Our selling price is fixed or determinable; and

(4)	Collectibility is reasonably assured.

All of our sales are documented by contract or purchase orders specifying sales prices and terms.

     Within the U.S. we directly handle the sale and installation of our systems and recognize revenue on these products after we have completed installation of systems at a customer’s site. At this point we accrue an estimate of the cost of warranty service to be provided in the future. Outside the U.S. our standard terms are FOB VISX and we sell exclusively through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Accordingly, we recognize sales revenue when we ship systems for customers outside the U.S. and accrue an estimate of the cost of parts that we are obligated to provide under warranty. Sales revenue includes revenue recognized under sales type lease agreements. Under rental or operating lease agreements for systems, rental revenue is recognized in accordance with, and over the term of the agreement. For customers who purchase service contracts, we recognize service revenue over the term of the contract. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts. We recognize license revenue when we ship VisionKey® cards in the U.S. and when we receive payments from third party licensees.

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

Inventories

     Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. We regularly review our inventory on hand plus on order and compare this to our estimate of demand over the following 12 months. Based on this analysis, we reduce our inventory valuation for excess and obsolete items. Changes in competition, the economy, and technology can lead to variation in demand for our products. If the change in demand is significant, we may need to further reduce the inventory valuation. All inventory write-

downs result in a new cost basis and are charged to cost of revenues, accordingly any inventory write-down would impact our reported cost of revenues.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There were no material changes during the six months ended June 30, 2002 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Overview

     VISX is involved in a variety of legal proceedings that affect its business. These include proceedings relating to patents and intellectual property rights, proceedings relating to claims that VISX’s activities have violated antitrust laws, class actions filed under federal securities laws and other litigation proceedings. For a complete description of legal proceedings, see VISX’s annual report on Form 10-K for the year ended December 31, 2001. During the quarter ended June 30, 2002, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows.

     Patent Litigation: WaveLight

     In March 2002, VISX filed a lawsuit in Duesselfdorf, Germany against WaveLight Laser Technologie AG and its senior manager, Max Reindl, alleging infringement of VISX’s German Patent No. P3481164.8. The first court hearing in this matter took place on June 6, 2002. At the hearing, the court set the following schedule: Defendants’ answer must be filed by August 26, 2002; VISX may reply to that answer on December 2, 2002 and the final hearing in the matter will take place on January 14, 2003.

     Patent Litigation: Nidek

     In August 2000, Nidek filed an action in the Tokyo District Court in Japan against VISX’s Japanese subsidiary and others alleging infringement of Nidek’s Japanese Patent No. 2,809,959 (the “’959 patent”). VISX thereafter initiated two proceedings in the Japanese Patent Office (“JPO”) challenging the validity of the ‘959 patent. In November 2001 and January 2002, the Tokyo District Court and JPO, respectively, held that the ‘959 patent is invalid. Nidek appealed both of these decisions to the Tokyo High Court and stated that it may attempt to amend the claims of the ‘959 patent. On June 19, 2002, the JPO in the second proceeding issued a Notice of Reasons for Invalidation of the ‘959 patent based on additional grounds. Nidek has the right to file an Argument to rebut these additional grounds for invalidity and to file a Request for Correction of the patent claims found invalid by the JPO. A final decision by the JPO in the second proceeding is expected after the Tokyo High Court rules on Nidek’s appeal of the JPO decision of invalidation in the first proceeding.

     Antitrust Class Actions And Litigation Involving Pillar Point Partners

     In April 1998, Marks v. Summit Technology, Inc., et al., was filed by plaintiff in the State of Florida, on behalf of a purported class of patients in several states, alleging violations of the Florida antitrust and unfair competition laws. On March 20, 2002, pursuant to the parties’ stipulation, this action was dismissed with prejudice.

     In June 1998, VISX, VISX Partner, Inc., Summit Technology, Inc. (now Summit Autonomous Inc.) and Summit Partner, Inc. (the “parties”), entered into a Settlement and Dissolution Agreement which dissolved Pillar Point Partners. The Dissolution Agreement provided that Pillar Point would remain in existence thereafter for the sole purpose of winding up its affairs and defending or settling litigation in which it was a party. In August 2002, the parties and Pillar Point Partners entered into a Confirmation Agreement providing that Pillar Point had wound up its affairs, that all litigation to which it was a party had been terminated and that Pillar Point no longer existed for any purpose.

     Securities Class Action

     In August 2002, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the securities fraud class action against VISX and the individual defendants in the case captioned in re VISX Inc. Securities Litigation (No. C-00-0649-CRB). The plaintiffs in these actions purported to represent a class of all persons who purchased VISX’s common stock between March 1, 1999 and February 22, 2000. The complaint alleged that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934.

Item 5. Other Information

     In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, VISX is responsible for listing the non-audit services approved in the second quarter by VISX’s Audit Committee (the “Committee”) to be performed by KPMG, VISX’s external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of VISX. The non-audit services approved by the Audit Committee in the second quarter are each considered by VISX to be audit-related services which are closely related to the financial audit process. Each of the services has been approved in accord with a pre-approval from the Committee’s Chairman pursuant to delegated authority by the Committee.

     During the quarterly period covered by this filing, the Committee approved additional engagements of KPMG for the following non-audit service: tax matter consultations concerning federal and state taxes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

99.1 Certification of Chief Executive Officer and Chief Financial Officer

b)	Reports on Form 8-K.

VISX filed a report on Form 8-K during or after the period covered by this report, as follows:

(1)	Report on Form 8-K filed on June 7, 2002 under Item 4 (Change in Registrant’s Certifying Accountant) covering VISX’s dismissal of Arthur Andersen LLP as its independent accountants and engagement of KPMG LLP as its new independent accountants. Attached as an exhibit to the Form 8-K was a letter from Arthur Andersen LLP to the Securities & Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated (Registrant)

August 12, 2002 (Date)	/s/Elizabeth H. Dávila Elizabeth H. Davila Chairman of the Board and Chief Executive Officer

August 12, 2002 (Date)	/s/Timothy R. Maier Timothy R. Maier Executive Vice President and Chief Financial Officer (principal financial officer)

August 12, 2002 (Date)	/s/Derek A. Bertocci Derek A. Bertocci Vice President, Controller (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer