Form 10-Q
period 2002-09-30
VISX INC
filed 2002-11-15
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-10694

VISX, INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	06-1161793 (IRS Employer Identification No.)

3400 Central Expressway, Santa Clara, California (Address of principal executive offices)	95051-0703 (Zip Code)

(Registrant’s telephone number, including area code):   (408) 733-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [  ]

Total number of shares of common stock outstanding as of October 31, 2002: 51,569,607

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
Overview
Results of Operations
Liquidity and Capital Resources
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Disclosure Controls and Procedures
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 99.1

VISX, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

ASSETS
	September 30,	December 31,
	2002	2001

	(unaudited)
Current Assets:

Cash and cash equivalents	$24,640	$15,349

Short-term investments	93,619	108,458

Accounts receivable, net of allowance for doubtful accounts of $2,565 and $4,567, respectively	24,591	32,490

Inventories	14,309	14,071

Deferred tax assets and prepaid expenses	23,842	33,214

Total current assets	181,001	203,582

Property and Equipment, net	5,986	4,152

Long-Term Deferred Tax and Other Assets	12,883	12,191

	$199,870	$219,925

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$5,498	$3,270

Accrued liabilities	36,588	40,377

Total current liabilities	42,086	43,647

Stockholders’ Equity:

Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued	650	650

Additional paid-in capital	201,237	208,130

Treasury stock, at cost 13,317,882 and 10,436,238 shares, respectively	(206,215)	(178,347)

Accumulated comprehensive income	1,899	2,520

Retained earnings	160,213	143,325

Total stockholders’ equity	157,784	176,278

	$199,870	$219,925

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(unaudited)
Revenues:

System revenues	$10,216	$13,485	$32,935	$47,820

License, service and other revenues	20,344	23,547	70,849	87,938

Total revenues	30,560	37,032	103,784	135,758

Costs and Expenses:

Cost of system revenues	6,802	10,235	21,913	34,538

Cost of license, service and other revenues	5,016	4,228	14,494	13,562

Selling, general, and administrative	8,552	11,683	30,731	32,840

Research, development and regulatory	4,601	5,344	13,625	14,486

Total costs and expenses	24,971	31,490	80,763	95,426

Income From Operations	5,589	5,542	23,021	40,332

Interest and other income	1,505	2,331	4,597	8,532

Litigation settlement	—	—	—	(37,821)

Income Before Provision For Income Taxes	7,094	7,873	27,618	11,043

Provision for income taxes	(2,625)	(3,113)	(10,730)	(4,365)

Net Income	$4,469	$4,760	$16,888	$6,678

Earnings Per Share

Basic	$0.09	$0.09	$0.32	$0.12

Diluted	$0.08	$0.08	$0.31	$0.11

Shares Used For Earnings Per Share

Basic	52,483	55,755	53,145	57,257

Diluted	52,904	57,141	53,954	58,867

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 30,

	2002	2001

	(unaudited)
Cash flows from operating activities:

Net income	$16,888	$6,678

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,851	2,849

Provision for doubtful accounts receivable	1,142	2,395

Changes in operating assets and liabilities:

Accounts receivable	6,757	(3,338)

Inventories	(2,806)	(815)

Deferred tax assets and prepaid expenses	9,372	(1,007)

Long-term deferred tax and other assets	(710)	(295)

Accounts payable	2,228	(1,906)

Accrued liabilities	(3,789)	(1,812)

Net cash provided by operating activities	31,933	2,749

Cash flows from investing activities:

Capital expenditures, net	(2,099)	(1,712)

Equity investments	—	(1,800)

Purchase of short-term investments	(64,580)	(33,290)

Proceeds from maturities of short-term investments	78,799	119,876

Net cash provided by investing activities	12,120	83,074

Cash flows from financing activities:

Exercise of stock options	4,352	5,227

Repurchase of common stock	(39,113)	(103,970)

Net cash used in financing activities	(34,761)	(98,743)

Effect of exchange rate changes	(1)	184

Net increase (decrease) in cash and cash equivalents	9,291	(12,736)

Cash and cash equivalents, beginning of period	15,349	19,686

Cash and cash equivalents, end of period	$24,640	$6,950

Non-Cash Investing Activities:

Inventory transferred to property and equipment under operating leases	$2,568	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2002
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET INCOME	$4,469	$4,760	$16,888	$6,678

BASIC EARNINGS PER SHARE

Income available to common shareholders	$4,469	$4,760	$16,888	$6,678

Weighted average common shares outstanding	52,483	55,755	53,145	57,257

Basic Earnings Per Share	$0.09	$0.09	$0.32	$0.12

DILUTED EARNINGS PER SHARE

Income available to common shareholders	$4,469	$4,760	$16,888	$6,678

Weighted average common shares outstanding	52,483	55,755	53,145	57,257

Dilutive potential common shares from stock options	421	1,386	809	1,610

Weighted average common shares and dilutive potential common shares	52,904	57,141	53,954	58,867

Diluted Earnings Per Share	$0.08	$0.08	$0.31	$0.11

        At September 30, 2002 and 2001, options for the purchase of 6,356,000 and 4,024,000 shares respectively, were exercisable at weighted average purchase price per share of $12.77 and $17.14, and were excluded from the computation of diluted EPS because exercise prices for these options were greater than the average market price of VISX’s common stock during these periods and their effect is antidilutive.

3.	Inventories (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials and subassemblies	$8,953	$8,901

Work in process	1,166	1,491

Finished goods	4,190	3,679

Total	$14,309	$14,071

4.	Comprehensive Income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET INCOME	$4,469	$4,760	$16,888	$6,678

OTHER COMPREHENSIVE INCOME

Change in unrealized holding gains on available-for-sale securities	354	1,242	(620)	2,114

Change in accumulated foreign currency translation adjustment	(21)	15	(1)	184

COMPREHENSIVE INCOME	$4,802	$6,017	$16,267	$8,976

5.	Share Repurchase Program

        On April 4, 2001, our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with the April 4, 2001 authorization and applicable securities laws, through purchases on the open market we repurchased 3,541,700 shares during the first nine months of 2002 and have repurchased 6,644,100 shares cumulatively through September 30, 2002 at a total cost of $39.1 million and $86.8 million, respectively. Accordingly, 3.4 million shares remain available as of September 30, 2002 for repurchase under the Board of Directors’ April 2001 authorization.

6.	Significant Customer and Commitments

        In May 2002, Laser Vision Centers, Inc. and TLC Laser Eye Centers, Inc., both customers of ours, announced their business combination was consummated and became effective. The entity’s new name is TLC Vision Corporation (“TLC”). The combined company, TLC, accounted for 12% and 19% of total revenues in the third quarter of 2002 and 2001, respectively, and 15% and 17% of total revenues in the first nine months of 2002 and 2001, respectively.

        In May 2002, VISX announced that it signed a Letter of Intent with Tracey Technologies, LLC (“Tracey”) for exclusive worldwide rights to Tracey’s ray tracing technology for use in customized laser vision correction treatments. Additionally, VISX announced that it entered into an exclusive worldwide license agreement for a portfolio of patents held by Luis Ruiz, MD, relating to the treatment of presbyopia with multifocal ablations. During the second quarter of fiscal 2002, VISX made payments of $650,000 related to these agreements, of which $150,000 was expensed in connection with research and development activities and the balance was capitalized as a prepaid asset. No additional payments were made during the third quarter of 2002. If a final agreement is concluded with Tracey and clinical and regulatory milestones specified in both agreements are achieved, VISX would be committed to make additional payments in the range of $3 to $7 million in connection with these two agreements. VISX could be obligated for additional payments for royalties in the future based on any future sales of the associated product.

7.	Related Party Transactions

        In August 2001, we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provided funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed a merger agreement with Medjet that provided us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. During the third quarter of fiscal 2002, our agreements with Medjet was amended to provide us with up to an additional eleven months to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger was subject to Medjet’s stockholder approval and is subject to other customary conditions to closing. In August 2001, we also paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to 1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by VISX represent 21% of Medjet’s voting stock. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon agreed to vote all of his shares of common stock in favor of the merger, and agreed to sell all of his stock to VISX in the event that VISX offers to complete the merger. Dr. Gordon currently holds shares representing approximately 32% of Medjet’s voting stock. Additionally, VISX acquired warrants from Medjet to purchase 1,320,000 shares of Medjet common stock excercisable at $0.75 per share. VISX also acquired warrants from a third party to purchase 1,365,000 shares of Medjet common stock exercisable at $3.50 per share. The warrants expire during the second half of 2004. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the warrants are treated as derivatives and measured at fair value. At each balance sheet date, the warrants are remeasured at fair value and all gains and losses are recorded in the statements of operations. We account for this investment under the equity method prescribed by Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

        Under our R&D agreement with Medjet, we paid approximately $2.0 million to Medjet to fund research and development work they performed during the first nine months of 2002. We expense payments made to Medjet as research, development and regulatory expense in our financial statements. To exercise our option to acquire Medjet, we would have to pay approximately $9 million based on the $2.00 per share purchase price and the number of shares of Medjet common stock, options and warrants outstanding at September 30, 2002.

        In November 2002, VISX terminated its merger and research and development agreements with Medjet. In accordance with these agreements, VISX will pay termination fees of $250,000 in the fourth quarter. As of September 30, 2002, the remaining net book value of the investment in Medjet was approximately $1.5 million. At this time we do not believe we have an impairment loss, however, we are required under generally accepted accounting principles to review our investment for losses that are other than temporary. We will continue to monitor our investments in Medjet which may result in a charge to earnings in the future for some or all of the $1.5 million.

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

        Goodwill arising between June 29, 2001 and December 31, 2001 will not be subject to amortization. Upon adoption of SFAS 142, on January 1, 2002, we no longer are required to amortize goodwill. Adoption of these statements did not have any impact on our financial statements or results of operations as we do not have any goodwill recorded as of the adoption date.

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

        In accordance with EITF 00-25 and EITF 01-09, we have reclassified consideration provided to customers in our statements of operations. This consideration was previously reported as selling, general, and administrative expense. This consideration is now reported as a reduction to license, service and other revenue. The amounts reclassified for the first, second, third and fourth quarters of 2001 are

$1,111,000, $1,121,000, $1,508,000 and $810,000, respectively. These reclassifications do not change the amount of net income reported for each period, however revenue and expense are reduced in equal and offsetting amounts in each period. Accordingly, the reclassification of the consideration previously reported as selling, general, and administrative expense reduces our gross profit ratio. Based upon this reclassification, our gross profit ratio decreased to 61% from the previously reported 62% for the three months ended September 30, 2001 and decreased to 65% from the previously reported 66% for the nine months ended September 30, 2001.

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

        This statement applies to long-term leases, certain oil and gas properties, and long-term prepaid assets. It does not apply to goodwill, intangible assets not being amortized, investments in equity securities accounted for under the cost or equity method, and certain other types of long-term assets. The provisions of SFAS 144 became effective for VISX on January 1, 2002. We adopted SFAS 144 effective January 1, 2002, and adoption of this statement did not have any impact on VISX’s financial statements or results of operations.

        In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and nullifies EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. VISX is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. VISX is currently evaluating the impact of adoption of this statement but does not expect a material impact on its financial position or results of operations.

Reclassifications. Certain reclassifications were made to prior year financial data to conform with current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This Report contains forward-looking statements about expected system sales and rentals, laser upgrade revenue and costs, license revenue, and R&D expenditures for the remainder of 2002. These statements are subject to risks and uncertainties that may cause actual results to differ significantly. The risks and uncertainties include the potential reduction in demand for VISX equipment and upgrades, and the potential decline in demand for procedures caused by the continued weakness in the economy, consumer confidence and stock markets in the United States. These forward-looking statements are estimates reflecting the best judgment of the senior management of VISX, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. This Report, including forward-looking statements contained herein, should therefore be considered in light of various important factors, including those set forth in our 2001 annual report on Form 10-K under the caption “Risk Factors” beginning on page 26, “Legal Proceedings” beginning on page 8, and elsewhere in that report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

        The laser vision correction industry is evolving rapidly. Economic, market, and technology changes frequently affect VISX and could harm our business in the future. If any of the risks referred to above were to materialize, orders and revenues for the VISX STAR Excimer Laser System™ (“VISX System”) and VisionKey® cards could fluctuate or decline. Accordingly, our past results may not be useful in predicting our future results.

Overview

        We develop products and procedures to improve people’s eyesight using lasers. Our principal product, the VISX System, is designed to correct the shape of a person’s eyes to reduce or eliminate the need for eyeglasses or contact lenses. The Food and Drug Administration (“FDA”) has approved the VISX System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has approved, under a humanitarian device exemption, the use of VISX’s Custom-Contoured Ablation Pattern (“C-CAP ™”) method to customize laser vision correction treatments to correct decentered ablations resulting from a previous treatment on any brand of laser. The FDA has also approved our WaveScan Wavefront® System (“WaveScan System”), which provides a complete refractive analysis of the eye’s entire optical system. In the future, we anticipate that doctors will be able to use this analysis to enhance treatments with the VISX System. We sell VisionKey cards to control the use of the VISX System and to collect license fees for the use of our patents.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,

REVENUES (000's)	2002	2001	Change	2002	2001	Change

System revenues	$10,216	$13,485	(24%)	$32,935	$47,820	(31%)

Percent of total revenues	33.4%	36.4%		31.7%	35.2%

License, service & other revenues	20,344	23,547	(14%)	70,849	87,938	(19%)

Percent of total revenues	66.6%	63.6%		68.3%	64.8%

Total	$30,560	$37,032	(17%)	$103,784	$135,758	(24%)

        System revenues

        System revenues decreased $3.3 million, to $10.2 million for the three months ended September 30, 2002 from $13.5 million for the three months ended September 30, 2001. System revenues decreased $14.9 million, to $32.9 million for the nine months ended September 30, 2002 from $47.8 for the nine months ended September 30, 2001. System revenues include sales of laser systems, upgrades to existing laser systems and WaveScan Systems. We sold fewer laser systems in the third quarter and first nine months of 2002 than in the comparable periods of 2001. We believe the decline, mainly in the U.S., was due primarily to the economic slowdown in the United States. Aggressive pricing tactics by competitors also adversely affected our sales. Our average selling price for laser systems was lower than in the prior year due to the factors discussed above. Upgrade revenue declined $4.0 million and $7.6 million in the third quarter and first nine months of 2002, respectively, from the comparable periods of the prior year. The decline in upgrade revenue was due to the fact that approximately 80% of our lasers in active use in the U.S. have already been upgraded. Accordingly, we anticipate that revenue from laser upgrades will decline significantly in coming quarters and that upgrade revenue will be lower for the full year 2002 than in 2001. WaveScan System sales increased $1.9 million and $3.0 million in the third quarter and first nine months of 2002, respectively, over the comparable periods of the prior year as we continued to extend our rollout of this new product.

        License, service & other revenues

        License, service and other revenue decreased $3.2 million to $20.3 million for the three months ended September 30, 2002 from $23.5 million for the three months ended September 30, 2001. License, service and other revenue decreased $17.1 million to $70.8 million for the nine months ended September 30, 2002 from $87.9 million for the nine months ended September 30, 2001. The decreases were attributable primarily to customers in the U.S. purchasing VisionKey® cards for fewer procedures in the third quarter and first nine months of 2002 than in the comparable periods of 2001. The decision to have laser vision correction surgery is influenced by many factors including consumers’ perception of and confidence in the health of the economy. We believe the weak economy, declines in consumer confidence, and the extended stock market declines in the United States were the principal reasons why our U.S. procedure volume, and the U.S. laser vision correction market as a whole, were lower in the third quarter and first nine months of 2002 than in the same periods of 2001. At present, it is hard to predict when the economy, consumer confidence and stock markets in the U.S. will rebound and provide renewed support for the U.S. laser vision correction market.

	Three Months Ended September 30,			Nine Months Ended September 30,

COSTS & EXPENSES (000's)	2002	2001	Change	2002	2001	Change

Cost of system revenues	$6,802	$10,235	(34%)	$21,913	$34,538	(37%)

Percent of total revenues	22.3%	27.6%		21.1%	25.4%

Cost of license, service, and other revenues	5,016	4,228	19%	14,494	13,562	7%

Percent of total revenues	16.4%	11.4%		14.0%	10.0%

Selling, gen’l and admin	8,552	11,683	(27%)	30,731	32,840	(6%)

Percent of total revenues	28.0%	31.6%		29.6%	24.2%

R&D and regulatory	4,601	5,344	(14%)	13,625	14,486	(6%)

Percent of total revenues	15.1%	14.4%		13.1%	10.7%

        Cost of system revenues

        Cost of system revenues decreased $3.4 million to $6.8 million for the three months ended September 30, 2002 from $10.2 million for the three months ended September 30, 2001. Cost of system revenues decreased $12.6 million to $21.9 million for the nine months ended September 30, 2002 from $34.5 million for the nine months ended September 30, 2001. These declines were due primarily to VISX selling fewer laser systems in the third quarter and first nine months of 2002 than in the comparable periods of 2001. Additionally, cost of upgrade revenues were lower due to reduced laser upgrade revenues in the third quarter and first nine months of 2002 than in the comparable periods of 2001. The gross profit margin on upgrade revenue was higher in 2002 than in 2001 due to new product technologies being introduced.

        Cost of license, service and other revenues

        Cost of license, service and other revenues increased $0.8 million to $5.0 million for the three months ended September 30, 2002 from $4.2 million for the three months ended September 30, 2001. Cost of license, service and other revenues increased $0.9 million to $14.5 million for the nine months ended September 30, 2002 from $13.6 million for the nine months ended September 30, 2001. The increase was due to higher costs for service due to an increased installed base.

        Selling, general, and administrative expenses

        Selling, general, and administrative expenses decreased $3.1 million to $8.6 million for the three months ended September 30, 2002 from $11.7 million for the three months ended September 30, 2001. Selling, general, and administrative expenses decreased $2.1 million to $30.7 million for the nine months ended September 30, 2002 from $32.8 million for the nine months ended September 30, 2001. These decreases were due to decreased legal expenses in the third quarter and first nine months of 2002 as the result of $3.5 million and $5.0 million of insurance reimbursements received during the third quarter and nine months ended September 30, 2002, respectively. Excluding these reimbursements, legal expenses increased in 2002 over 2001.

        Research, development and regulatory expenses

        Research, development and regulatory expenses decreased $0.7 million, to $4.6 million for the three months ended September 30, 2002 from $5.3 million for the three months ended September 30, 2001. Research, development and regulatory expenses decreased $0.9 million to $13.6 million for the nine months ended September 30, 2002 from $14.5 million for the three months ended September 30, 2001. We continued investing research and development dollars in our three main areas of focus: new capabilities for the VISX STAR Excimer Laser platform, development of products such as our WaveScan System and wavefront-driven ablations, and research into new technologies. We anticipate that our research, development and regulatory expenses will total approximately $19 million for 2002.

        Interest and other income

        Our average balance of cash invested in interest bearing securities was lower in 2002 than in 2001 due to cash used to repurchase our stock. Additionally, our average yields on our portfolio of cash and investments were lower in 2002 compared to 2001. Accordingly, interest income declined in 2002 from 2001.

        Litigation settlement — 2001

        Lawsuits were filed against us in 1998 and thereafter in connection with the activities of Pillar Point Partners (“Pillar Point”), a former partnership between subsidiaries of VISX and Summit Technologies, Inc. (“Summit”). The purported class action lawsuits alleged, among other things, violations of various state and federal antitrust and unfair competition laws. Other claims involving Pillar Point were filed against VISX, Summit and others at various times. The Pillar Point partnership was dissolved in 1998, and in 2001 we and Summit, now a subsidiary of Alcon, Inc., settled certain of these actions. In connection with the settlements, VISX paid a total of $37.8 million in one-time payments and related costs and fees. As a result of the settlements, all of the lawsuits have been dismissed with prejudice.

Liquidity and Capital Resources

        Cash, cash equivalents and short-term investments and working capital were as follows:

	(000's)
	September 30, 2002	December 31, 2001

Cash, cash equivalents and short-term investments	$118,259	$123,807

Working capital	138,915	159,935

        Cash, cash equivalents and short-term investments (“cash”) decreased by $5.5 million in the first nine months of 2002 due mainly to $31.9 million cash provided by operations offset by $39.1 million paid to repurchase 3.5 million shares of VISX stock on the open market.

        Operating activities provided $31.9 million of cash in the first nine months of 2002, up from $2.7 million provided by operating activities in the same period of 2001. The following factors that impact cash flow from operations changed between the first nine months of 2002 and 2001.

•	Net income increased $10.2 million due mainly to the non-recurring 2001 litigation settlement of $37.8 million, pre-tax, offset by lower sales in 2002.

•	Deferred tax assets and prepaid expenses decreased by $9.4 million in 2002 primarily as a result of a decrease in prepaid taxes carried forward from 2001.

•	Accounts receivable (net of reserves) declined by $7.9 million in 2002 due to lower revenues whereas it increased by $0.9 million in 2001.

        On April 4, 2001, our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future. In accordance with the April 4, 2001 authorization and applicable securities laws, through purchases on the open market, we repurchased 3,541,700 shares during the first nine months of 2002 and have repurchased 6,644,100 shares cumulatively through September 30, 2002 at a total cost of $39.1 million and $86.8 million, respectively. Accordingly, 3.4 million shares remain available as of September 30, 2002 for repurchase under the Board of Directors’ April 2001 authorization.

        Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents.

        As of September 30, 2002, we did not have any borrowings outstanding nor any credit agreements.

        Our normal credit terms granted to customers are net 30 to 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX Systems, in certain markets we provide long-term financing to customers for their purchase of VISX Systems. We consider a number of factors including industry practice, competition and our evaluation of customers’ credit worthiness in determining when to offer such financing.

        We believe that our operations will provide sufficient cash flow to meet our working capital and capital equipment needs during the next twelve months. In addition, we have $118.3 million of cash, cash equivalents and short-term investments as of September 30, 2002 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

        In August 2001, we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provided funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed a merger agreement with Medjet that provided us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. During the third quarter of fiscal 2002, our agreements with Medjet was amended to provide us with up to an additional eleven months to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger was subject to Medjet’s stockholder approval and is subject to other customary conditions to closing. In August 2001, we also paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to 1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by VISX represent 21% of Medjet’s voting stock. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon agreed to vote all of his shares of common stock in favor of the merger, and agreed to sell all of his stock to VISX in the event that VISX offers to complete the merger. Dr. Gordon currently holds shares representing approximately 32% of Medjet’s voting stock. Additionally, VISX acquired warrants from Medjet to purchase 1,320,000 shares of Medjet common stock excercisable at $0.75 per share. VISX also acquired warrants from a third party to purchase 1,365,000 shares of Medjet common stock exercisable at $3.50 per share. The warrants expire during the second half of 2004. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the warrants are treated as derivatives and measured at fair value. At each balance sheet date, the warrants are remeasured at fair value and all gains and losses are recorded in the statements of operations. We account for this investment under the equity method prescribed by Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”.

        Under our R&D agreement with Medjet, we paid approximately $2.0 million to Medjet to fund research and development work they performed during the first nine months of 2002. We expense payments made to Medjet as research, development and regulatory expense in our financial statements. To exercise our option to acquire Medjet, we would have to pay approximately $9 million based on the $2.00 per share purchase price and the number of shares of Medjet common stock, options and warrants outstanding at September 30, 2002.

        In November 2002, VISX terminated its merger and research and development agreements with Medjet. In accordance with these agreements, VISX will pay termination fees of $250,000 in the fourth quarter. As of September 30, 2002, the remaining net book value of the investment in Medjet was approximately $1.5 million. At this time we do not believe we have an impairment loss, however, we are required under generally accepted accounting principles to review our investment for losses that are other than temporary. We will continue to monitor our investments in Medjet which may result in a change to earnings in the future for some or all of the $1.5 million.

        In May 2002, VISX announced that it signed a Letter of Intent with Tracey Technologies, LLC for exclusive worldwide rights to Tracey’s ray tracing technology for use in customized laser vision correction treatments. Additionally, VISX announced that it entered into an exclusive worldwide license agreement for a portfolio of patents held by Luis Ruiz, MD, relating to the treatment of presbyopia with multifocal ablations. During the second quarter VISX made payments of $650,000 related to these agreements of which $150,000 was expensed in connection with research and development activities and the balance was capitalized as a prepaid asset. No additional payments were made during the third quarter of 2002. If a final agreement is concluded with Tracey and clinical and regulatory milestones specified in both agreements are achieved, VISX would be committed to make additional payments in the range of $3 to $7 million in connection with provisions contained in these two agreements. VISX could be obligated for additional payments for royalty in the future based on future sales of the associated product.

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

        Within the U.S. we directly handle the sale and installation of our systems and recognize revenue on these products after we have completed installation of systems at a customer’s site. At this point we accrue an estimate of the cost of warranty service to be provided in the future. Outside the U.S. our standard terms are FOB VISX and we sell exclusively through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Accordingly, we recognize sales revenue when we ship systems for customers outside the U.S. and accrue an estimate of the cost of parts that we are obligated to provide under warranty. Sales revenue includes revenue recognized under sales type lease agreements. Under rental or operating lease agreements for systems, rental revenue is recognized in accordance with, and over the term of the agreement. For customers who purchase service contracts, we recognize service revenue over the term of the contract. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts. We recognize license revenue when we ship VisionKey® cards and when we receive payments from third party licensees.

        We assess the credit worthiness of all customers in connection with their purchases. We recognize revenue only when collectibility is reasonably assured. If this is not the case, then we record revenue only as payments are received.

Accounts Receivable

        Customers are evaluated for credit worthiness, and we recognize revenue when collectibility is reasonably assured. At the end of each accounting period, we estimate the reserves necessary for receivables that will ultimately not be collectible from customers. To develop this estimate we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future. We face two particular challenges in estimating these reserves: concentration of credit with certain large customers and the potential for significant change in the overall health of the national economies in the markets we serve. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Inventories

        Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. We regularly review our inventory on hand plus on order and compare this to our estimate of demand over the following 12 months. Based on this analysis, we reduce our inventory valuation for excess and obsolete items. Changes in competition, the economy, and technology can lead to variation in demand for our products. If the change in demand is significant, we may need to further reduce the inventory valuation. All inventory write-downs result in a new cost basis and are charged to cost of revenues, accordingly any inventory write-down would impact our reported cost of revenues.

Legal Contingencies

        We are involved in a variety of legal proceedings including those concerning intellectual property rights, claims that we violated antitrust laws, and class actions filed under federal securities laws. In cases brought against us, we must assess the probability of an adverse decision. If we believe it probable that we will lose in our defense and we can reasonably estimate the loss, we must accrue an estimate of the potential loss. Currently we do not believe it is probable that we will lose cases currently pending and, accordingly, have not accrued any reserves for legal settlements. However, the results of these complex legal proceedings are very difficult to predict with certainty. In addition, because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, or could prevent us from manufacturing and selling our laser system, and therefore could have a material adverse effect on our business, financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        There were no material changes during the nine months ended September 30, 2002 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

Item 4. Disclosure Controls and Procedures

        VISX management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Overview

        VISX is involved in a variety of legal proceedings that affect its business. These include proceedings relating to patents and intellectual property rights, proceedings relating to claims that VISX’s activities have violated antitrust laws and other litigation proceedings. For a complete description of legal proceedings, see VISX’s annual report on Form 10-K for the year ended December 31, 2001 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. During the quarter ended September 30, 2002, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows.

        Patent Litigation: WaveLight

        In March 2002, VISX filed a lawsuit in Duesselfdorf, Germany against WaveLight Laser Technologie AG and its senior manager, Max Reindl, alleging infringement of VISX’s German Patent No. P3481164.8. In September 2002, VISX and WaveLight entered into Settlement and License Agreements. Under the Agreements, VISX licensed its patents relating to refractive excimer lasers in the United States and international markets to WaveLight. As consideration, WaveLight will pay a royalty to VISX for each procedure performed in the United States using a WaveLight refractive laser and, in addition, WaveLight will pay a royalty to VISX for international equipment sales.

        In September 2002, pursuant to the terms of the Agreements, the parties filed a stipulated order dismissing the patent infringement action filed by VISX against WaveLight and Mr. Reindl in Germany.

        Patent Litigation: Nidek

        In August 2000, Nidek filed an action in the Tokyo District Court in Japan against VISX’s Japanese subsidiary and others alleging infringement of Nidek’s Japanese Patent No. 2,809,959 (the “’959 patent”). VISX thereafter initiated two proceedings in the Japanese Patent Office (“JPO”) challenging the validity of the `959 patent. In November 2001 and January 2002, the Tokyo District Court and JPO, respectively, held that the `959 patent is invalid. Nidek appealed both of these decisions to the Tokyo High Court and stated that it may attempt to amend the claims of the `959 patent. On June 19, 2002, the JPO in the second proceeding issued a Notice of Reasons for Invalidation of the `959 patent based on additional grounds.

        In October 2002, Nidek filed with the JPO an Argument to rebut these additional grounds for invalidity and a Request for Correction of the ‘959 patent claims found invalid by the JPO. A final decision by the JPO in the second proceeding is expected after the Tokyo High Court rules on Nidek’s appeal of the JPO decision of invalidation in the first proceeding.

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

        Securities Class Action

        In August 2002, the United States Court of Appeals for the Ninth Circuit affirmed the district court’ s dismissal of the securities fraud class action against VISX and the individual defendants in the case captioned in re VISX Inc. Securities Litigation (No. C-00-0649-CRB). The plaintiffs in these actions purported to represent a class of all persons who purchased VISX’s common stock between March 1, 1999 and February 22, 2000. The complaint alleged that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934.

Item 5. Other Information

        In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, and as added by Section 202 of the Sarbanes-Oxley Act of 2002, VISX is responsible for listing the non-audit services approved by VISX ‘s Audit Committee (the “Committee”) to be performed by KPMG LLP, VISX ‘s independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of VISX. The non-audit services approved by the Audit Committee in the second and third quarters are each considered by VISX to be audit-related services that closely relate to the financial audit process. Each of the services has been approved in accord with a pre-approval from the Committee’s Chairman pursuant to delegated authority by the Committee.

        During the quarterly period covered by this filing, the Committee approved additional engagements of KPMG LLP for the following non-audit service: tax return preparation, non-audit accounting services, and tax matter consultations concerning federal and state taxes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

99.1	Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated (Registrant)

November 14, 2002	/s/Elizabeth H. Dávila
(Date)
Elizabeth H. Davila Chairman of the Board and Chief Executive Officer

November 14, 2002	/s/Timothy R. Maier
(Date)
Timothy R. Maier Executive Vice President and Chief Financial Officer (principal financial officer)

November 14, 2002	/s/Derek A. Bertocci
(Date)
Derek A. Bertocci Vice President, Controller (principal accounting officer)

CERTIFICATIONS

I, Elizabeth H. Davila, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VISX, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Elizabeth H. Davila Elizabeth H. Davila Chief Executive Officer November 14, 2002

I, Timothy R. Maier, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VISX, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Timothy R. Maier Timothy R. Maier Chief Financial Officer November 14, 2002

EXHIBIT INDEX

99.1	Certification of Chief Executive Officer and Chief Financial Officer