Form 10-K
period 2002-12-31
VISX INC
filed 2003-03-31
CIK 837991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACTS OF 1934

For the fiscal year ended: December 31, 2002

Commission File Number: 1-10694

VISX, Incorporated

(Exact name of Registrant as specified in its charter)

Delaware	06-1161793
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3400 Central Expressway

Santa Clara, California 95051
(Address of Principal Executive Offices)

(408) 733-2020

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value Common Stock Purchase Rights (Title of Class)	New York Stock Exchange (Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $585,000,000.

      The number of Common Shares outstanding as of March 13, 2003 was 51,350,833.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003 are incorporated by reference into Part III.

VISX, INCORPORATED

NOTE: VISX, VISX STAR, VISXPRESS, VISX STAR 2, VISX STAR S3, STAR S2, STAR S3, VISX STAR 3Active Track, VISX University, CustomVue, PreVue, VisionKey, WaveScan, and WaveScan WaveFront are trademarks of VISX, Incorporated.

PART I

Item 1. Business
The Company

VISX, Incorporated (“VISX®”), a Delaware corporation organized in 1988, is a worldwide leader in the design and development of proprietary technologies and systems for laser vision correction. We sell products worldwide and generate the majority of our revenue through the sale of VisionKey Cards that are required to perform laser vision correction procedures on the VISX STARTM Excimer Laser System (“VISX STAR System”). We have also licensed our technology to other excimer laser system companies and generally receive royalties for the sale of their systems or for procedures that are performed in the U.S. using their systems.

According to MarketScope, a refractive surgery market research group, 50% to 60% of the population in North America, Western Europe and parts of the Asian Pacific region requires some type of vision correction. In the United States alone there are 50 to 60 million eligible laser vision correction candidates who experience some form of nearsightedness, farsightedness, or astigmatism. To date, the industry has penetrated less than 5% of the U.S. population eligible for refractive surgery.

We have developed and continue to refine a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. Our strategy is to directly apply existing and new proprietary technologies to the advancement of systems for vision correction and to acquire technologies and products that enable us to expand our presence in the refractive surgery market.

This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results contemplated by the forward-looking statements. Please carefully review and consider the sections of this report under the headings, “Legal Proceedings” and “Risk Factors” in addition to the other information presented in this report, for a description of the risks and uncertainties facing our business.

Refractive Vision Disorders

The human eye functions much like a camera. It incorporates a lens system that focuses light (the cornea and the lens), a variable aperture system that regulates the amount of light passing through the eye (the iris), and film that records the image (the retina). In a properly functioning eye, light that enters is refracted by the cornea and lens, causing the image to focus on the retina. The retina translates the image into an electrical signal, which it relays to the optic nerve and from there to the brain.

In a refractive vision disorder, the cornea is improperly curved and cannot properly focus (or refract) light passing through it onto the retina. As a result, the image is blurred. The three refractive vision disorders that are commonly treated today are:

Nearsightedness (also known as myopia): images are focused in front of the retina;
Farsightedness (also known as hyperopia): images are focused behind the retina;
Astigmatism: images are not focused at any one point on the retina.

Currently, eyeglasses or contact lenses are most often used to correct these vision disorders.

In addition to these refractive vision disorders, eyeglasses are often used to correct a vision disorder known as Presbyopia, a condition in which images are not focused at close range due to age-related loss of accommodation by the lens of the eye (requiring reading glasses to see images at close range).

Other vision disorders, known as higher order aberrations, can also result in blurred vision. Until recently, these aberrations were not measurable. They cannot currently be corrected with eyeglasses or contact lenses, but can now be treated with laser vision correction.

Laser Vision Correction

Laser Vision Correction (sometimes abbreviated as “LVC”) eliminates or reduces reliance on eyeglasses or contact lenses. It employs a computerized laser that ablates, or removes, sub-micron layers of tissue from the surface of the cornea, reshaping the eye and thereby improving vision.

The VISX STAR System employs an excimer laser that ablates tissue without generating the heat associated with many other types of lasers that can cause unintended thermal damage to surrounding tissue. The excimer laser operates in the ultraviolet spectrum and acts on the surface of the cornea; light from the laser does not penetrate the eye, so there is no measurable effect in the interior of the eye.

The pulses of laser light ablate submicron layers of tissue from the surface of the cornea in a pattern to reshape the cornea. A micron equals 0.001 of a millimeter, and the depth of tissue ablated during the procedure typically is less than the width of a strand of human hair. The average procedure lasts approximately 15 to 40 seconds, and consists of approximately 150 laser pulses, each of which lasts several billionths of a second. The cumulative exposure of the eye to laser light is less than one second. The entire patient visit, including preparation, application of a topical anesthetic, and post-operative dressing, generally lasts about 30 minutes.

Laser Assisted In Situ Keratomileusis (“LASIK”) is the most common method for performing LVC. To perform LASIK, a device called a microkeratome is typically used to create a thin flap on the cornea. The ophthalmologist folds back the flap, ablates the exposed corneal surface with the laser, and then returns the flap back to its original position. LASIK has gained in popularity primarily because there is minimal postoperative discomfort and an almost immediate improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses). Nevertheless, LASIK requires a high degree of surgical skill and can result in adverse events, often attributable to the microkeratome.

Custom LASIK

The most advanced method of performing laser vision correction is Custom LASIK. Custom LASIK employs a diagnostic evaluation of the eye that measures refractive errors in the patient’s vision more precisely than previously available technology. VISX’s Custom LASIK, known as CustomVue laser vision correction, uses the VISX WaveScan WaveFront® System (“WaveScan® System”), which enables an ophthalmologist to obtain comprehensive information about the imperfections, or refractive errors, of each patient’s vision. Refractive errors are displayed by the WaveScan System in the form of an aberration map that offers a unique pattern for each person’s eye, similar to a fingerprint. The map displays information about refractive errors that result in nearsightedness, farsightedness, and astigmatism, as well as information about higher order aberrations, previously not measurable by any other instrument.

The personalized information from the WaveScan System is used to generate a treatment plan that is digitally transferred to the VISX STAR System. The ablation derived from this information is therefore customized to the individual’s eye. Because CustomVue laser vision correction can correct visual errors that were previously not measurable, it has the potential to improve vision beyond corrections obtained with contacts and glasses. VISX clinical data, reported at the American Academy of Ophthalmologists in late 2002, show that patients treated with CustomVue laser vision correction experienced considerable improvement in vision and generally were more satisfied with night vision compared with their preoperative vision.

VISX has recently introduced CustomVue laser vision correction internationally. We are awaiting United States Food and Drug Administration (“FDA”) approval of CustomVue vision correction in the U.S for the treatment of myopia and astigmatism.

Standard LASIK

The vast majority of laser vision correction procedures performed today are Standard LASIK. With Standard LASIK, an ophthalmologist performs a traditional eye examination and determines the prescription required to correct the patient’s vision in the same method used to prescribe eyeglasses or contact lenses. The prescription is then programmed into the VISX STAR System which calculates the ablation needed to make a precise corneal correction to treat nearsightedness, farsightedness, and astigmatism. Unlike Custom LASIK, Standard LASIK cannot correct higher order aberrations.

PRK

Laser vision correction can also be performed by photorefractive keratectomy (“PRK”). PRK does not require the use of a microkeratome, and in most procedures the epithelial layer (or outer layer) of the cornea is removed before ablation. Patients may experience discomfort for approximately 24 hours and blurred vision for approximately 48 to 72 hours after the procedure. The ophthalmologist may prescribe drops to promote corneal healing and alleviate discomfort. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, unlike LASIK it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.

The VISX STAR System performs PRK in essentially the same manner as Standard LASIK.

FDA Approvals

In 1987, ophthalmologists used VISX equipment to perform the first laser vision correction procedure for the treatment of nearsightedness in the United States. In 1996, the FDA approved laser vision correction using the VISX STAR System. Since that time, VISX has expanded the capabilities of its system to treat a broader range of refractive errors. In the third quarter of 2002, VISX filed with the FDA, and is currently awaiting approval of, its Pre-Market Application (“PMA”) to perform Custom LASIK in the U.S.

To date, the FDA has approved the following treatments using the VISX STAR System:

FDA Treatment Approval

FDA Approval Date

Myopia or near sightedness	March 1996

Astigmatism	April 1997

Higher myopia with or without astigmatism	January 1998

Hyperopia or farsightedness	November 1998

Laser Assisted In Situ Keratomileusis (LASIK)	November 1999

WaveScan WaveFront System to diagnose refractive errors of the eye	May 2000, received 510(k) clearance

Enlarged treatment zone with a blended ablation edge	March 2001

Mixed astigmatism	November 2001

Custom-Contoured Ablation Patterns (Custom-CAPTM Method) for the treatment of patients with symptomatic decentered ablations from previous laser surgery	December 2001, under the Humanitarian Device Exemption program (“HDE”)

International Approvals

VISX has received regulatory approvals where applicable in essentially all international markets. We have launched CustomVue laser vision correction in most of these markets.

Corneal Pathologies: Custom-CAP and PTK

VISX offers additional capabilities to ophthalmologists to enable treatment of corneal pathologies which are limited in number but provide potential relief to patients with essentially no alternative treatment. Our Custom-CAP procedure treats patients who previously had laser vision correction surgery resulting in symptomatic decentered ablations. We have been granted a Humanitarian Device Exemption by the FDA for this treatment, which allows the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals per year.

The VISX STAR System also treats certain types of corneal pathologies known as PhotoTherapeutic Keratectomy (“PTK”). Our PTK procedure treats corneas that are scarred or have irregularities from prior infection, trauma, or underlying corneal disease. We estimate that VISX STAR Systems have been used worldwide to perform approximately 35,000 PTK procedures.

Although both Custom-CAP and PTK are important medical procedures for people who suffer from corneal pathologies, the market opportunity represented by Custom–CAP and PTK is much smaller than that represented by laser vision correction in general.

Products

VISX STAR Excimer Laser System (“VISX STAR System”). The VISX STAR System is a fully integrated ophthalmic medical device incorporating an excimer laser and a computer-driven workstation. The laser ablations produced by the VISX STAR System are the product of a variable diameter excimer laser beam scanning system. Seven beams that range in size from 0.65 to 6.5 millimeters, are homogenized as they converge, scan, and rotate to produce an extremely smooth ablation area on the eye.

Only the VISX STAR System is capable of performing treatments using a multi-variable sized scanning beam (which includes small-spot scanning) commonly known as variable spot scanning, or VSSTM. This enables refractive corrections to be completed in a shorter time and with less tissue removal than with other excimer lasers. In addition, the VISX STAR System centers on the eye and tracks eye movements in three dimensions during the procedure. This ensures precisely centered ablations and adds another element of safety and comfort for both patient and doctor.

The VISX STAR System performs CustomVue laser vision correction, Standard LASIK, PRK, Custom-CAP, and PTK, procedures.

VISX WaveScan WaveFront System (“WaveScan System”). The WaveScan System is a diagnostic device that uses laser beam technology to measure comprehensive refractive errors of the eye that are displayed by the system in the form of an aberration map. The WaveScan System takes advantage of complex mathematical algorithms to derive comprehensive refractive information about the patient’s individual optical system. The system generates a unique map, similar to a fingerprint, for each person’s eye, offering objective information about refractive errors associated with nearsightedness, farsightedness, and astigmatism, as well as information about higher order aberrations, previously unmeasurable by any other instrument.

VISX PreVue® Lens. VISX is the only manufacturer that allows a patient to preview their potential post surgical vision prior to undergoing laser vision correction. This is accomplished by taking the patient’s custom WaveScan System results and, using the VISX STAR System, creating a plastic lens utilizing the exact ablation pattern that would correct the patient’s vision. The patient checks their visual acuity with the PreVue Lens, enabling them to see preoperatively what their vision might be after the procedure. This provides additional comfort to the patient and, in some cases, also enables the ophthalmologist to make minor corrections to ensure optimal patient outcome.

VISX Treatment Cards. We control the use of the VISX STAR System with proprietary cards. Each card provides the user with specific access to proprietary software and is required to operate the VISX STAR System. Because treatment cards are required to perform procedures, there is a strong correlation between card sales and the number of procedures performed on VISX STAR Systems. Types of VISX treatment cards include: the VisionKey® Card, which in the U.S. carries a license fee for each procedure that is purchased; CustomVue Cards for performing Custom LASIK and Custom-CAP Cards, which carry a worldwide license fee for each procedure that is purchased; and the PTK Card, which is offered to physicians at a nominal fee to treat certain types of corneal pathologies.

Information concerning the amount and percentage of revenues contributed by our different products and services is set forth later in this report under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing, Sales and Distribution

Our primary objective is to maximize consumer acceptance of laser vision correction by (a) providing advanced diagnostic and laser technology to the eye care medical community, (b) developing improvements to that technology, and (c) providing our customers with various services and programs designed to increase their operating efficiency, effectiveness, and volume of laser vision correction procedures.

In the U.S., we sell products directly to our customers and employ sales and service engineers to support our business. Additionally, during 2002 we established VISX USA, Inc., a wholly owned subsidiary, and plan to transfer our U.S. sales and marketing assets to the subsidiary in 2003. Internationally, our systems are installed in 46 countries. We have established a subsidiary in Japan and have sales managers that cover key international sales regions. We have contracts with more than 34 distributors worldwide that are responsible for selling and servicing VISX products internationally.

Marketing Programs

We believe that ongoing support and training of customers has enhanced our market position. The programs listed below are offered to VISX customers in the U.S. We are expanding some of these programs to international markets.

VISX University® Programs. VISX University is a series of educational programs designed to educate physicians, administrators, coordinators, and technicians on current practices in laser vision correction and to teach laser center decision-makers how to effectively manage and market their laser vision correction practices.

VISX University Refractive Society Symposiums are continuing medical education (“CME”) accredited events, typically held in conjunction with major ophthalmic and optometric meetings, drawing speakers from around the world to share their experiences on the latest refractive techniques and technologies. Refractive surgeons are encouraged to attend these events to obtain important information about the latest VISX technology and updates on the development of new technologies.

VISX University Practice Development Seminars feature a two-day program of small group, interactive workshops in which participants learn about the experiences of successful VISX laser vision correction marketers and share their own experiences. They provide VISX customers with the opportunity to benefit from marketing and management instruction regarding successful laser vision correction practices. Attendees learn about procedure-building techniques in advertising, marketing, public relations, lead tracking, staff training, consumer education, and recruitment.

In addition to VISX University Programs, VISX offers educational and marketing materials including brochures, videos, slides, and other tools to customers who buy or use a VISX STAR System to help them promote VISX laser vision correction.

VISX Business Development Program. VISX employs a team of industry experts as Business Development Managers who have geographical account responsibility across the United States. Each Business Development Manager is responsible for providing the instruction, information, and services necessary to help our customers maximize their investment in VISX products and services. Customers that participate in this program receive intensive “hands on” consulting and training to help them increase the number of laser vision correction procedures they perform. This consulting includes development of a plan that identifies specific areas that the customer can modify in order to respond more successfully to consumers interested in having laser vision correction on a VISX STAR System.

Procedure Financing Support Program. We refer our customers to several financial vendors that provide consumer financing to patients through eye care professionals. This enables ophthalmologists to offer consumers the option of paying for their laser vision correction procedure on a monthly basis. We are not directly involved with these financing programs and do not benefit from the financing except to the extent it contributes to growth in the number of laser vision correction procedures performed.

Customer Support and Service

Customer Response Center. The VISX Customer Response Center handles customer calls 24 hours a day, seven days a week, and is staffed by over 80 VISX professionals trained to respond to calls and inquiries from our customers. Telephone requests range from orders for parts and VisionKey Cards to requests for technical support, customer information, and field service. More than 60 members of the Customer Response Center are field-based service engineers, strategically located to enable rapid response to customer needs.

Certification Programs. We require customers to participate in a thorough and rigorous training process to ensure they can safely operate VISX products and perform laser vision correction surgery. Physicians are trained and certified by a VISX Physician Trainer (an independent ophthalmologist experienced in the use of the VISX STAR System). The initial training of operators and physicians is included with the purchase of the VISX STAR System. Over 8,500 ophthalmologists in the U.S. have been trained to use the VISX STAR System

VISXPRESS®. We broadcast a fax bulletin, called VISXPRESS, communicating the latest news regarding VISX and laser vision correction. The frequency of the publication is determined by the timing of news. The bulletin is also used to communicate breaking news immediately to our customers.

VISX on the Internet. The Internet’s interactive capabilities enhance the effectiveness of communications with customers and the professional eye care community at large. Our website, at http://www.visx.com, includes the following resources:

Information for consumers regarding the benefits of VISX laser vision correction, including an interactive map providing consumers with the locations of VISX installations and VISX-certified physicians;

Clinical information for the physician community, including downloadable presentations and white papers concerning the most recent VISX clinical results from leading ophthalmologists worldwide;
On-line access to news about new products and services, physician certification course schedules, and registration for practice development programs such as VISX University; and
Marketing and practice development tools, including links to services and web sites that provide useful information for promotion of laser vision correction by our physicians.

Major Customers

In May 2002, Laser Vision Centers, Inc. and TLC Laser Eye Centers, Inc., both customers of ours, announced their business combination was consummated and became effective. The entity’s new name is TLC Vision Corporation (“TLC”). The combined company, TLC, accounted for 14%, 17%, and 18% of total revenues in 2002, 2001, and 2000, respectively. No other customer accounted for 10% or more of sales during any of the three years ended December 31, 2002.

Reliance on Patents and Proprietary Technology

We own over 200 United States and foreign patents and have 184 patent applications pending. We believe our patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. We are committed to protecting our proprietary technology. It is possible, however, that one or more of our patents may be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement may be found not to be infringing our patents. Such an outcome could have a material adverse effect on our business, financial position, and results of operation. Please see “Risk Factors/Patents and Intellectual Property” and “Risk Factors/Intellectual Property Disputes” below for additional discussion of the risks related to our intellectual property.

License to WaveLight. In September 2002, VISX and WaveLight Laser Technologie AG (“WaveLight”) signed an agreement whereby we licensed our patents relating to refractive excimer lasers to WaveLight. As consideration, WaveLight will pay VISX a royalty for each procedure performed in the United States using WaveLight’s refractive excimer laser and for international equipment sales. All pending disputes and litigation between the two companies were also settled at that time.

License to LaserSight. In May 2001, VISX and LaserSight Incorporated (“LaserSight”) signed an agreement whereby we licensed our patents relating to refractive excimer lasers to LaserSight. As consideration, LaserSight will pay VISX a royalty for each procedure performed in the United States using LaserSight’s refractive excimer laser. All pending disputes and litigation between the two companies were also settled at that time.

In May 2002, LaserSight granted VISX a worldwide, royalty-free, fully paid-up, nonexclusive license under United States Patent No. RE37,504 (5,520,697 — “JT Lin Patent”).

Cross License between VISX and Bausch & Lomb. In January 2001, VISX and Bausch & Lomb signed an agreement whereby we licensed our patents relating to refractive excimer lasers to Bausch & Lomb. As consideration, Bausch & Lomb licensed its patents relating to refractive excimer lasers to us and will pay us a royalty for each procedure performed in the United States using Bausch & Lomb’s refractive excimer laser. All pending disputes and litigation between the two companies were also settled at that time.

Cross License between VISX and Summit. In June 1998, VISX and Summit Technology, Inc. (“Summit”), now owned by Alcon, signed an agreement whereby VISX and Summit each granted the other a fully-paid license to its patents relating to laser ablation of corneal tissue. The licenses cover, with certain exceptions, technology acquired by the recipient of the license. At that time, we dissolved Pillar Point Partners (“Pillar Point”) and settled all pending disputes and litigation between the two companies.

Non-U.S. Licensing Agreements. We have licensed certain patents issued outside of the United States to the following companies: Chiron Vision Corporation, now owned by Bausch & Lomb, Zeiss-Meditec GmbH (Zeiss-Meditec), Herbert Schwind GmbH & Co. KG (“Schwind”), Autonomous Technologies Corporation (“Autonomous”), previously owned by Summit and now owned by Alcon, LaserSight, and WaveLight. Under these agreements, we receive royalties for international sales of Bausch & Lomb, Zeiss-Meditec, Schwind, LaserSight, and WaveLight equipment that is covered by our international patents. In addition, Summit has taken a fully paid license to our non-U.S. patents, which covers sales of the Summit and Autonomous laser systems.

In 1992, International Business Machines Corporation (“IBM”) granted VISX nonexclusive rights under United States and foreign IBM patents that include certain claims covering ultraviolet laser technology for removal of human tissue. Under the terms of this license, we agreed to pay a royalty on VISX STAR Systems made, used, sold or otherwise transferred by or for VISX in the United States and certain other countries. In 1997, IBM advised us that it assigned the patents and the license to LaserSight. In February 1998, LaserSight advised us that Nidek had acquired the foreign IBM patents and the licenses to these foreign patents. As part of the agreement entered into by VISX and LaserSight in May 2001, we obtained a paid-up license to the United States IBM patent. We also entered into a nonexclusive, worldwide license agreement with Patlex Corporation (“Patlex”), which holds certain patents on lasers. Under this agreement, we pay Patlex a royalty on certain laser components of the VISX STAR System.

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

Government Regulation

U.S. Food and Drug Administration. The VISX STAR System and WaveScan System are medical devices, and as such are subject to regulation by the FDA under the Food, Drug, and Cosmetic Act and by similar agencies outside of the United States. Products manufactured or distributed by us are subject to pervasive and continuing regulation by the FDA, including, among other things, post-market surveillance and adverse event reporting requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.

We manufacture our products in accordance with Good Manufacturing Practices (“GMP”) regulations, which impose procedural and documentation requirements with respect to manufacturing and quality assurance activities. Our manufacturing facilities, procedures and practices have undergone and continue to be subject to GMP compliance inspections conducted by the FDA.

The FDA’s Quality System Regulation (“QSR”) went into effect on June 1, 1997. The goal of QSR is to make the existing GMP regulations consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Organization for Standardization (“ISO”) 9001:1994 “Quality Systems/Model for Quality Assurance in Design, Development, Production, Installation, and Servicing.” On February 3, 1998, we were certified to ISO 9001/EN46001. To ensure continuing compliance with ISO standards, we undergo annual recertification audits, the most recent of which was completed on November 18, 2002. These recertification audits are carried out by registered certification agencies. We have successfully passed each annual recertification audit since our initial certification.

Other Government Regulation. We are regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. In addition, we are subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement, and our facilities have been inspected by, and are subject to ongoing, periodic inspections by, California regulatory authorities. Sales, manufacturing and further development of VISX products also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. The impact of such regulations cannot be predicted. Our products have been tested and certified to comply with all applicable safety requirements for medical devices in the United States and Canada, and bear the ETL-c Mark as evidence of compliance.

International. Many countries outside the United States do not impose safety and efficacy testing or regulatory approval requirements for medical laser devices. International regulatory requirements vary by country, however, and failure to receive approval in, or meet the requirements of, any country would prevent us from selling our products in that country.

In Europe, the member countries of the European Union have promulgated rules that require medical products to receive the certifications necessary to affix the CE Mark to the device. The CE Mark is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO standards for quality assurance and manufacturing processes is one of the CE Mark requirements. We are licensed to apply the CE Mark to the VISX STAR System and WaveScan System in accordance with the European Medical Device Directives.

In Japan, we received regulatory approval for PTK from the Japanese Ministry of Health, Labor and Welfare in May 1998 and for myopia, or nearsightedness, with astigmatism in January 2000. The Japanese Ministry of Health, Labour and Welfare approved the VISX STAR S3 ActiveTrack® System (a VISX STAR System) that includes three dimensional eye tracking on December 5, 2001. We are the only United States manufacturer to receive approval for its laser vision correction system in Japan.

Competition

In the United States, there are five companies whose excimer laser systems have received FDA approval, namely, those of VISX, Alcon, Bausch & Lomb, LaserSight, and Nidek. VISX holds approximately 60% of the procedure volume market share and VISX STAR Systems represent over 50% of laser vision correction systems in use today in the U.S., according to the industry research firm Market Scope.

We have licensed our technology to other companies that are engaged in the sale of excimer laser systems. Bausch & Lomb, LaserSight, and WaveLight have taken a per procedure license from us, and VISX and Alcon granted each other cross licenses to patents covering ultraviolet ablation of corneal tissue. Nidek is engaged in commercializing their laser system in the United States and does not have a license to our patents. Nidek is currently offering laser systems for sale in the United States without requiring purchasers to pay license fees upon use of the system. Please see Note 12 to our consolidated financial statements for information concerning the term sheet signed on March 31, 2003 by VISX and Nidek outlining a global litigation settlement and patent cross-license.

Our principal international competitors are Alcon, Bausch & Lomb, LaserSight, Nidek, Schwind, WaveLight, and Zeiss-Meditec. According to MarketScope, VISX holds approximately 30% of the installed base of laser vision correction systems internationally, with no other competitor exceeding this market share. We have licensed certain of our patents to Bausch & Lomb, LaserSight, Schwind, WaveLight, and Zeiss-Meditec each of which is obligated to pay us royalties when it sells a system covered by our patents outside of the United States. In addition, Alcon has taken a royalty-free license to our non-U.S. patents, which covers sales of its systems.

Manufacturing, Components and Raw Materials

The manufacture of VISX STAR Systems and WaveScan Systems is a complex operation involving numerous procedures, and the completed system must pass a series of quality control and reliability tests before shipment. We buy from various independent suppliers many components that are either standard or built to our proprietary specifications, and then assemble these components at our California facility. We also contract with third parties for the manufacture or assembly of certain components. A single vendor currently provides several of these components. Please see “Risk Factors/Single Sources for Key Components” below for a description of the risks we face due to our reliance on sole-source vendors.

Research and Development and Regulatory

Our research efforts have been the primary source of our products. We intend to maintain our strong commitment to research as an essential component of our product development effort. Toward this end, we incurred research and development expenses, including clinical trial expenses, of $18.7 million in 2002, $19.5 million in 2001, and $15.0 million in 2000. Licensed technology developed by outside parties is an additional source of potential products. In 2002, VISX continued funding the early stage research at Stanford University for future treatments for age-related macular degeneration (“AMD”). We are also in the early stages of development for an excimer laser treatment for presbyopia. We initiated clinical trials for presbyopia in human subjects in Canada during 2002.

Employees

As of December 31, 2002, we had 331 full time employees, 12 temporary employees and 37 consultants. Of the regular employees, 180 are employed in manufacturing and service, 64 in research and development and regulatory, and 87 in general administrative and marketing and sales positions. None of our employees are covered by a collective bargaining agreement. We believe that our relations with employees are good.

Seasonal Variation

Typically we experience an increase in procedure related revenue in the United States market in the first quarter of each calendar year. We attribute this increase to consumers using the annual renewal of funding under the Internal Revenue Service Code section 125 pre-tax medical savings plan to purchase laser vision correction for themselves. Laser vision correction is not generally covered by medical insurance. Our equipment and procedure revenue tend to decline in the summer.

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

Where You Can Find More Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge, on or through our Internet website located at www.visx.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

Item 2. Properties

Our operations are currently located in a 108,844 square foot leased facility in Santa Clara, California. The lease for the facility expires in May 2008 with an option to extend the term an additional five years. We also lease approximately 25,000 square feet of warehouse space in Sunnyvale, California under a lease that expires in March 2006.

We also lease space in Tokyo and Osaka, Japan. Two leases for office space are for 871 and 1,835 square feet and expire on January 31, 2005 and September 30, 2003, respectively. Two leases for warehouse space each cover 355 square feet. The first lease expires on March 31, 2005, and the second lease expires on December 31, 2004. We believe our facilities are sufficient to meet our current and reasonably anticipated future requirements. See Note 8 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

We have been involved in a variety of legal proceedings that include proceedings relating to patents and intellectual property rights, and claims that our activities have violated antitrust and securities laws. On March 31, 2003, VISX and Nidek signed a term sheet outlining a global settlement of our patent and antitrust litigation with Nidek. During the past year, we also settled or otherwise resolved our securities class action litigation and our patent litigation with WaveLight. The nature and resolution of these proceedings are described below.

Patent Litigation: Nidek and Users of Nidek Lasers

On March 31, 2003, VISX and Nidek signed a term sheet outlining a global litigation settlement and patent cross-license. The settlement outlined in the term sheet will resolve all litigation between the parties worldwide, including all of the parties’ patent and antitrust lawsuits in the United States. The settlement also will involve a worldwide cross-license of certain of the parties’ respective patents, and a payment by VISX to Nidek of $9.0 million for the settlement of Nidek’s antitrust and related claims. We expect that this payment will be more than offset by future savings realized from the avoidance of legal fees.

The settlement and cross-license will not become effective until the signing of a final written agreement. Upon the signing of the agreement, the parties will submit requests for dismissal of the lawsuits to the appropriate courts for approval. We expect that the actions described below will be dismissed or otherwise resolved as a result of the settlement:

United States. In December 1998, we filed a lawsuit in United States District Court in Northern California alleging that Nidek’s laser systems infringe certain VISX patents (USDC ND Cal C98-4842-CRB). In March 1999, Nidek filed a lawsuit against us in the same court seeking damages for, among other things, alleged violations of federal and state antitrust laws and a declaration of noninfringement, invalidity and unenforceability of the patents asserted by us (USDC ND Cal C99-1528-CRB). This case was consolidated with our action against Nidek for patent infringement.

In 1999, we filed four patent infringement lawsuits against certain users of the Nidek laser system in various jurisdictions (captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, MD (USDC ED Mich 99-60139); VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al. (USDC SD Cal 99 CV 1029L); and VISX, Incorporated v. Antoine L. Garabet et al. (USDC CD Cal 99-05284)). The defendants filed counterclaims seeking, in some cases, damages for alleged unfair competition and, in all cases, a declaration of noninfringement, invalidity and unenforceability of the patents asserted by us.

In February 2000, these latter actions were transferred to Multi-District Litigation in United States District Court in Northern California for the purpose of consolidating them with the actions between VISX and Nidek for pre-trial proceedings (MDL Docket No. 1319, the “California MDL”).

In January 2001, Nidek filed a lawsuit against us in United States District Court in Northern California alleging infringement of certain Nidek patents and seeking damages and injunctive relief (USDC ND Cal C01-20015 JF). We filed an answer to this complaint denying infringement and asserting certain other defenses.

The settlement negotiations which led up to the parties’ March 31 term sheet began in February 2003. On March 5, 2003, after learning of the parties’ discussions, the court in the California MDL vacated all scheduled court dates, including the summary judgment hearing date and the trial date of April 14, 2003, and conditionally dismissed the cases in the California MDL without prejudice. Under the terms of the court’s March 5 order, should the parties fail to conclude a settlement within 30 days of the date of the order, the court, upon notice by either party, will vacate the order and restore the cases to the calendar to be set for trial.

We expect that as a result of the settlement, our patent lawsuits against Nidek and the Nidek users, Nidek’s patent lawsuit against us, and Nidek’s and the Nidek users’ declaratory relief claims will be dismissed without prejudice. We further expect that Nidek’s and the Nidek users’ damages claims will be dismissed with prejudice.

International. We also brought patent infringement litigation against Nidek and certain Nidek users in Canada and against Nidek in France, in 1994 and 1997, respectively. The defendants contested our infringement claims as well as the validity of our patents. In 2001, a final judgment was entered in the Canadian proceeding holding that VISX’s patents were valid, but that defendants had not infringed them. We expect that as a result of the settlement, the parties will resolve certain court costs issues still pending in the Canadian litigation. We further expect that our patent infringement action against Nidek in France will be dismissed with prejudice.

In August 2000, Nidek filed an action in the Tokyo District Court in Japan against VISX’s Japanese subsidiary and others alleging infringement of Nidek’s Japanese Patent No. 2,809,959 (the “‘959 patent”). VISX thereafter initiated two proceedings in the Japanese Patent Office (“JPO”) challenging the validity of the ‘959 patent. In November 2001, the Tokyo District Court held that the VISX system does not infringe the ‘959 patent because the patent appears to be invalid. In January 2002, the JPO in the first invalidity proceeding held that the ‘959 patent is invalid. Nidek appealed both of these decisions to the Tokyo High Court.

On June 19, 2002, the JPO in the second invalidity proceeding issued a Notice of Reasons for Invalidation of the ‘959 patent based on additional grounds. In October 2002, Nidek filed with the JPO an Argument to rebut these additional grounds for invalidity and a Request for Correction of the ‘959 patent claims found invalid by the JPO. We expect that as a result of the settlement, our invalidity proceedings and Nidek’s infringement action will be withdrawn, rendering the appeals moot.

As a result of the signing of the March 31, 2003 term sheet, we believe that a final settlement is probable and the amount of the settlement is estimable at $9 million; therefore we have recorded a $9.0 million charge for litigation settlement expense in 2002. However, in the event the parties fail to reach a final settlement, the litigation described above will continue and the effect of the final outcome of these legal matters may differ from the $9 million recorded. Any adverse determination could have a material adverse effect on VISX’s business, financial position and future results of operations.

Patent Litigation: WaveLight

In March 2002, we filed a lawsuit in Duesseldorf, Germany against WaveLight Laser Technologie AG and its senior manager, Max Reindl, alleging infringement of our German Patent No. P3481164.8. In September 2002, VISX and WaveLight entered into Settlement and License Agreements. Under the Settlement and License Agreements, we licensed its patents relating to refractive excimer lasers in the United States and international markets to WaveLight. As consideration, WaveLight will pay a royalty to us for each procedure performed in the United States using a WaveLight refractive laser and, in addition, WaveLight will pay a royalty to us for international equipment sales.

In September 2002, pursuant to the terms of the Settlement and License Agreements, the parties filed a stipulated order dismissing the patent infringement action filed by us against WaveLight and Mr. Reindl in Germany.

Securities Class Action Litigation

In August 2002, the United States Court of Appeals for the Ninth Circuit affirmed the district court’ s dismissal of the securities fraud class action against VISX and the individual defendants in the case captioned in re VISX Inc. Securities Litigation (No. C00-0649-CRB). The plaintiffs in these actions purported to represent a class of all persons who purchased our common stock between March 1, 1999 and February 22, 2000. The complaint alleged that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. The plaintiff did not appeal the Ninth Circuit’s decision, and therefore that decision and the district court’s dismissal are now final.

Other Litigation

We are involved in various other legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, contract disputes and other matters. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Item 4A. Executive Officers of the Registrant

Each executive officer holds his or her office for a one-year term. Our principal executive officers are:

Name	Age	Position	Year First Held Current Position

Elizabeth H. Dávila	58	Chairman of the Board, President and Chief Executive Officer	2001, 1999 and 2001, respectively
Timothy R. Maier	54	Executive Vice President, Chief Financial Officer and Treasurer	1999
Douglas H. Post	51	Executive Vice President, Operations	2001
Derek A. Bertocci	49	Vice President, Controller	1998
Donald L. Fagen	49	Vice President, Global Sales	2001
Carol F.H. Harner, Ph.D.	59	Vice President, Research and Development	1997
Catherine E. Murphy	55	Vice President, Human Resources	2001
John F. Runkel, Jr.	47	Vice President, General Counsel and Secretary	2001
Alan F. Russell, Ph.D.	61	Vice President, Regulatory and Clinical Affairs	2001
Joaquin V. Wolff	45	Vice President, Global Marketing	2001

Elizabeth H. Dávila. Ms. Dávila joined VISX in 1995 and currently serves as chairman of the board, president and chief executive officer. She was appointed chairman of the board in May 2001, and has served as president and chief executive officer since February 2001. She was president and chief operating officer from February 1999 to February 2001, executive vice president and chief operating officer from May 1995 to February 1999, and served as a director since December 1995. Prior to joining VISX, Ms. Dávila was at Syntex Corporation from 1977 to 1994 where she held senior management positions in its medical device, medical diagnostics, and pharmaceutical divisions. Ms. Dávila serves on the board of directors of Nugen Technologies, Inc. She holds masters degree in chemistry from Notre Dame and an MBA from Stanford University.

Timothy R. Maier. Mr. Maier has been executive vice president, chief financial officer and treasurer since December 1999. He was vice president, chief financial officer and treasurer from June 1995 to November 1999. Prior to joining VISX, Mr. Maier was at GenPharm International, Inc., a privately held international biotechnology company, where he served as vice president, chief financial officer from 1991 to June 1995. From 1976 to 1991, Mr. Maier held various positions with Spectra-Physics, Inc., including vice president of finance, operations manager, and international finance and administration manager. He is a CPA and holds an MBA from UCLA.

Douglas H. Post. Mr. Post has been executive vice president, operations since January 2001. He was vice president, operations and customer support from September 1996 to January 2001, senior director, customer support from December 1992 to September 1996, and held various management positions at VISX Massachusetts Inc. (formerly Questek, Inc.) from February 1985 to December 1992.

Derek A. Bertocci. Mr. Bertocci has been vice president, controller since December 1998. He was controller from November 1995 to December 1998. Prior to joining VISX, Mr. Bertocci was controller for Time Warner Interactive from 1993 to 1995. From 1987 to 1993, he was controller and assistant treasurer for Datron Systems, Inc.

Donald L. Fagen. Mr. Fagen has been vice president, global sales since February 2001. Prior to joining VISX, Mr. Fagen was vice president, sales and marketing for The Hillside Group from 2000 to 2001 and executive vice president, sales and marketing with ClearVision, Inc. from 1999 to 2000. From 1995 to 1999, Mr. Fagen held the position of director of sales and group purchasing organizations with Alcon Laboratories. Prior to that time, Mr. Fagen directed sales organizations at CooperVision Surgical and Sci Med from 1985 to 1995.

Carol F. H. Harner, Ph.D. Dr. Harner has been vice president, research and development since December 1997. Prior to joining VISX, she was vice president, scientific affairs of Collagen Corporation, and president of CollOptics, Inc., a subsidiary of Collagen Corporation. Before joining Collagen Corporation, Dr. Harner held senior management and scientific positions at Chiron Ophthalmics Inc. from 1986 to 1993, and CooperVision Surgical, from 1984 to 1986. Prior to that, she was in academia for 13 years.

Catherine E. Murphy. Ms. Murphy has been vice president, human resources, since September 2001. Prior to joining VISX, Ms. Murphy was director of compensation, benefits and human resource information technology for Genentech from 1998 to 2001. From 1996 to 1998, Ms. Murphy served as human resource consultant for a variety of medical device and biopharmaceutical firms. From 1983 to 1996, she held a variety of management positions within Syntex Corporation in the areas of compensation, benefits, employee relations, staffing and related human resource functions.

John F. Runkel, Jr. Mr. Runkel has been vice president, general counsel, and secretary since January 2001. Prior to joining VISX, Mr. Runkel was a partner in the law firm of Sheppard, Mullin, Richter & Hampton, where he practiced law for 17 years and served as managing partner of the firm’s San Francisco office.

Alan F. Russell, Ph.D. Dr. Russell has been vice president, regulatory and clinical affairs since June 2001. Prior to joining VISX, Dr. Russell was CEO of AvMax, Inc., a privately held pharmaceutical company, from 1998 to 2000. From 1992 to 1998, Dr. Russell was senior vice president, scientific affairs at Cygnus, Inc. Prior to that, he was vice president for scientific affairs at Chiron Corporation from 1987 to April 1992. He held the same position at Beecham Laboratories from 1983 to 1987, prior to which he held various management positions at Syntex Corporation from 1971 to 1983, including director of regulatory affairs for investigational drugs.

Joaquin V. Wolff. Mr. Wolff has been vice president of global marketing since January 2001. Prior to joining VISX, Mr. Wolff was at Alcon Laboratories from 1990 to 2000 where he held the position of director of marketing with responsibilities in both the Cataract and Vitreoretinal business units of the Surgical Division. From 1983 to 1990, he held a variety of sales and marketing positions for CooperVision Surgical.

Our Board of Directors has approved the adoption by our executive officers and directors of trading plans under Securities and Exchange Commission Rule 10b5-1. Consequently, some or all of our executive officers and directors may choose to adopt such a plan in the future.

PART II

Item 5. Market for VISX’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange under the symbol “EYE”. Prior to September 7, 2000, our stock was traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “VISX”. The following table sets forth the high and low closing prices of our common stock.

	High	Low

2001
First Quarter	$18.00	$10.25
Second Quarter	23.80	15.93
Third Quarter	18.75	12.11
Fourth Quarter	13.77	11.38
2002
First Quarter	$17.70	$12.90
Second Quarter	17.80	10.90
Third Quarter	10.80	7.18
Fourth Quarter	10.27	7.38

On March 13, 2003, the last reported sale price of the Common Stock on the New York Stock Exchange was $9.00 per share. We had approximately 764 holders of record of our common stock on that date.

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

Selected Condensed Consolidated Financial Information

	Year Ended December 31,

	(In thousands, except per share data)
	2002	2001	2000	1999	1998

Statement Of Operations Data:
Total revenues	$139,926	$165,016	$190,154	$268,691	$131,879
Cost of revenues	52,007	58,440	62,684	57,513	31,109
Total costs and expenses	112,056	119,844	134,162	126,593	72,659
Income from operations	27,870	45,172	55,992	142,098	59,220
Litigation settlement	9,000	37,821	11,856	—	35,000
Net income	$15,342	$10,909	$35,221	$91,768	$25,590
Earnings per share:(A)
Basic	$0.29	$0.19	$0.57	$1.45	$0.42
Diluted	$0.29	$0.19	$0.55	$1.35	$0.39
Shares used for earnings per share:(A)
Basic	53,096	56,660	61,431	63,474	61,014
Diluted	53,816	58,081	63,778	68,119	65,398

	Year Ended December 31,

	(In thousands, except per share data)
	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash, cash equiv., and short-term investments	$122,955	$123,807	$229,453	$258,359	$116,539
Working capital	138,351	159,935	245,662	303,546	129,008
Total assets	200,592	219,925	321,507	362,721	176,619
Retained earnings	158,667	143,325	132,416	97,195	5,427
Stockholders’ equity	$155,190	$176,278	$268,772	$316,793	$138,989

EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”) and EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”), were adopted by VISX on January 1, 2002. The 2001, 2000, 1999 and 1998 information presented in the table above reflects the effects of this adoption as more fully described in Note 1 to the consolidated financial statements.

(A)	All share and per share amounts have been adjusted to give effect for the 2 for 1 stock splits effected as 100% stock dividends in January and May 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements, including but not limited to: approval for the treatment of patients using data from our WaveScan System; declining upgrade revenue and costs; our belief that improvements in the economy and consumer spending will provide renewed support for the U.S. laser vision correction market; our belief that ongoing technical advances have the potential to improve vision beyond that which can be obtained with contact lenses or glasses and that these technical advances will reduce customers’ concerns regarding unfavorable outcomes; research and development expenses; our probable litigation settlement with Nidek; and the sufficiency of our cash in the next twelve months. These statements are subject to risks and uncertainties that may cause actual results to differ significantly. The risks and uncertainties include the potential reduction in demand for VISX equipment and upgrades, and the potential decline in demand for procedures caused by the continued weakness in the economy, consumer confidence and stock markets in the United States. These forward-looking statements are estimates reflecting the best judgment of the senior management of VISX, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. This Report, including forward-looking statements contained herein, should therefore be considered in light of various important factors, including those set forth in this report under the caption “Risk Factors”, “Legal Proceedings”, and elsewhere in this report. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Overview

VISX, Incorporated (“VISX”), a Delaware corporation organized in 1988, is a worldwide leader in the design and development of proprietary technologies and systems for laser vision correction. We sell products worldwide and generate the majority of our revenue through the sale of VisionKey Cards that are required to perform laser vision correction procedures on the VISX STAR Excimer Laser System (“VISX STAR System”). We have also licensed our technology to other excimer laser system companies and generally receive royalties from the sale of their systems outside the U.S. and from procedures that are performed in the U.S. using their systems.

The Food and Drug Administration (“FDA”) and comparable international regulatory agencies have approved the VISX System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has also approved our WaveScan WaveFront System (“WaveScan System”), a diagnostic device that measures refractive errors in a person’s vision more precisely than previously available technology. In international markets, the WaveScan is used in conjunction with our VISX STAR System to perform CustomVue laser vision correction, which enhances laser vision correction and potentially improves vision beyond that of contacts and glasses. In the U.S., we are awaiting FDA approval for the treatment of patients using the data from our WaveScan System.

Economic, market, and technology changes frequently affect the laser vision correction industry and VISX and could harm our business in the future. Please see the section of this report entitled “Risk Factors,” which begins on page 27, for a more thorough description of the risks that our business faces. If any of the risks in this Risk Factors section materialize, orders and revenues for VISX Systems and VisionKey cards could fluctuate or decline. Accordingly, our past results may not be useful in predicting our future results.

Results of Operations

2002 Compared to 2001

	Year Ended December 31,

	2002	2001	Change

	(000’s)
Revenue
System revenues	$48,595	$55,592	(13)%
Percent of revenues	34.7%	33.7%
Service and parts revenues	$18,807	$22,808	(18)%
Percent of revenues	13.5%	13.8%
License and other revenues	$72,524	$86,616	(16)%
Percent of revenues	51.8%	52.5%
Total	$139,926	$165,016	(15)%

        System Revenues

System revenues in 2002 were $7 million lower than in 2001 due to a decline in sales of VISX STAR Systems and VISX STAR System upgrade revenue, which was partially offset by an increase in the sale of WaveScan Systems. VISX STAR System revenues revenue declined $8 million (from $34 to $26 million) due to the recession (both U.S. and worldwide) and aggressive pricing tactics by competitors. Laser upgrade revenue decreased $8 million (from $20 to $12 million) because a majority of our U.S. customers upgraded their VISX STAR S2TM Systems to the new VISX STAR S3® model during 2001. Since we began installing the VISX STAR S3 upgrade in the fourth quarter of 2000, we have upgraded approximately 80% of the VISX STAR S2 lasers based in the U.S. Accordingly, we anticipate that upgrade revenue will decline significantly in 2003. WaveScan System sales increased $9 million (from $2 to $11 million) as we continued to extend our rollout of this product.

        Service and Parts Revenues

Service and parts revenues in 2002 were $4 million lower than in 2001 mainly due to a new service plan which effectively reduces the price charged for service contracts on laser systems with lower than average procedure volume.

        License and Other Revenues

License and other revenue in 2002 was $14 million lower than in 2001 mainly due to a decline in the volume of U.S. procedures for which VISX earned procedure fees.

Declines in the volume of laser vision correction procedures in the U.S. have correlated with deterioration in the health of the U.S. economy (the rise in unemployment, declines in the stock market, and lower consumer confidence). This is consistent with the view that consumers’ current perceptions and expectations about the future health of the economy affect their spending habits. We believe that the rebound generally forecast for the U.S. economy and consumer confidence will provide renewed support for the U.S. laser vision correction market in the future.

The decision to have laser vision correction surgery is influenced by many factors. The procedure is elective and generally not covered by medical insurance, therefore it competes with many types of purchases for consumers’ discretionary spending. Perceptions about safety and effectiveness of the procedure are additional considerations. The lack of long-term follow-up studies of the procedure combined with media coverage of selected unfavorable outcomes may contribute to uncertainty and delay by some potential consumers. We believe that ongoing technical advances (including

Custom LASIK), which have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses, will reduce concerns perceived by some consumers.

Notwithstanding, we cannot accurately predict when, or to what extent, these anticipated changes in the economy and technology will impact our License and Other Revenues.

	Year Ended December 31,

	2002	2001	Change

	(000’s)
Costs and Expenses
Cost of system revenues	$32,559	$40,681	(20)%
Percent of revenues	23.3%	24.7%
Cost of service and parts revenues	$12,932	$11,899	9%
Percent of revenues	9.2%	7.2%
Cost of license and other revenues	$6,516	$5,860	11%
Percent of revenues	4.7%	3.6%
Selling, general and administrative	$41,335	$41,946	(1)%
Percent of revenues	29.5%	25.4%
Research, development and regulatory	$18,714	$19,458	(4)%
Percent of revenues	13.4%	11.8%

        Cost of System Revenues

Cost of system revenues declined $8 million, which was due to lower cost of revenues for laser upgrades (approximately $9 million) partially offset by higher cost of system revenues (approximately $1 million). Cost of upgrade revenues were lower due to reduced laser upgrade revenues in 2002 than in 2001. Higher cost of VISX STAR System and WaveScan System revenue is attributable to increased WaveScan System revenue in 2002 than in 2001 offset in part by a reduction of VISX STAR System sales in 2002 than in 2001. The gross profit margin on upgrade revenue was higher in 2002 than in 2001 due to the introduction of new product technologies. Since we have upgraded 80% of the VISX STAR S2 Systems based in the U.S., we anticipate upgrade revenue and gross profit will decline significantly in 2003.

        Cost of Service and Parts Revenues

Cost of service and parts revenues increased $1 million to $13 million for the year ended December 31, 2002 from $12 million for the year ended December 31, 2001. The increase was due to higher costs to service a larger installed base.

        Cost of License and Other Revenues

Cost of license and other revenues increased slightly from 2001 to 2002. The increase was due to additional licensee support provided in 2002 compared to 2001. Our gross profit margin on cost of license and other revenue was lower due predominately to the decline in our U.S. procedure volume.

        Selling, General, and Administrative Expenses

Selling, general, and administrative expenses declined slightly from 2001 to 2002. The net decrease was due to a $1 million reduction in provision for uncollectible accounts receivables in 2002 over 2001. Our policy is to provide allowances against receivables based on our assessment of our customers’ ability to meet their financial obligations. As a result of this analysis, our provision for doubtful accounts receivable was $1 million in 2002 as compared to $3 million in 2001. Additionally, legal expenses decreased in 2002 as the result of insurance reimbursements of $8 million received during 2002. Excluding these reimbursements, legal expenses increased $3 million in 2002 over 2001. Also recorded in 2002 was a $1 million increase in selling, general, and administrative expenses attributable to an impairment charge related to our investment in Medjet Inc.

        Research, Development, and Regulatory Expenses

Our research, development, and regulatory expenses decreased less than $1 million. We continued to focus on next generation technologies and developments for laser vision correction. These included laser platforms such as our STAR S4 laser system, eye diagnostic units such as our WaveScan system, and new methods for correcting vision disorders including our CustomVue treatment and early research and clinical trials on treatments for presbyopia. We also continued funding early stage research at Stanford University for future treatments for age-related macular degeneration (“AMD”). We anticipate that our R&D and regulatory expenses in 2003 will be consistent with our expenditures in 2002.

        Interest and Other Income

Our average balance of cash invested in interest bearing securities was lower in 2002 than in 2001 due to cash used to repurchase our stock. Additionally, as market interest rates decreased throughout the year the average yield on our portfolio of cash and investments was lower in 2002 compared to 2001. Accordingly, interest income declined in 2002 from 2001.

        Income Tax Provision

Our effective tax rate decreased in 2002 from 2001 due to tax benefits associated with a larger percentage of our sales occurring outside the U.S. and a lower state income tax rate due to apportionment differences.

        Legal Contingencies

We have signed a term sheet with Nidek outlining a global litigation settlement and patent cross-license. The settlement outlined in the term sheet will resolve all litigation between the parties worldwide, including all of the parties’ patent and antitrust lawsuits in the United States. The settlement also will involve a worldwide cross-license of certain of the parties’ respective patents, and the payment by VISX to Nidek of approximately $9 million for the settlement of Nidek’s antitrust and related claims. We expect that this payment will be more than offset by future savings realized from the avoidance of legal fees.

The settlement and cross-license will not become effective until the signing of a final written agreement. Upon the signing of this agreement, the parties will submit requests for dismissal of the lawsuits to the appropriate courts for approval. As a result of the signing of the March 31, 2003 term sheet, we believe that a final settlement is probable and have recorded a $9 million charge for litigation settlement expense in 2002.

Results of Operations

2001 Compared to 2000

	Year Ended December 31,

	2001	2000	Change

	(000’s)
Revenue
System revenues	$55,592	$60,678	(8)%
Percent of revenues	33.7%	31.9%
Service and parts revenues	$22,808	$17,198	33%
Percent of revenues	13.8%	9.0%
License and other revenues	$86,616	$112,278	(23)%
Percent of revenues	52.5%	59.1%
Total	$165,016	$190,154	(13)%

        System Revenues

System revenues in 2001 were $5 million lower than in 2000 due to a decline in sales of VISX STAR Systems, which was partially offset by an increase in revenue from VISX STAR System upgrades and the introduction of our new WaveScan System in 2001. VISX STAR Systems revenue declined $25 million (from $59 to $34 million) due to a number of factors: the recession (both U.S. and worldwide), increased competition, and delay in regulatory approval of our VISX STAR S3 System in Japan. Laser upgrade revenue increased $18 million (from $2 to $20 million) because a majority of our U.S. customers upgraded their STAR S2™ laser systems to the new STAR S3® model during 2001. We began installing the VISX STAR S3 upgrade in the fourth quarter of 2000. At the end of 2001, we had upgraded approximately 60% of the STAR S2 lasers based in the U.S. The introduction of our new WaveScan System generated a small amount of additional sales revenue in 2001.

        Service and Parts Revenues

Service and parts revenues in 2001 were $6 million higher than in 2000 mainly due to a larger installed base of laser systems.

        License and Other Revenues

License and other revenues in 2001 were $26 million lower than in 2000 mainly due to a decline in license and other procedure fees from U.S. customers. Procedure fees declined due to a combination of lower volume of procedures for which VISX earned procedure fees ($12 million) and lower procedure prices ($19 million). Effective February 22, 2000, we reduced the price of our license fee from $250 to $100 per procedure performed on a VISX laser in the U.S.

The decision to have laser vision correction surgery is influenced by many factors including consumers’ confidence in and perception of the health of the economy. We believe the economic recession, drop in consumer confidence in 2001 and the stock market decline in the United States were the principal causes of the decline in our procedure volume and the U.S. laser vision correction market as a whole in 2001 from 2000.

	Year Ended December 31,

	2001	2000	Change

	(000’s)
Costs and Expenses
Cost of system revenues	$40,681	$45,642	(11)%
Percent of revenues	24.7%	24.0%
Cost of service and parts revenues	$11,899	$10,603	12%
Percent of revenues	7.2%	5.6%
Cost of license and other revenues	$5,860	$6,439	(9)%
Percent of revenues	3.6%	3.4%
Selling, general, and administrative	$41,946	$56,519	(26)%
Percent of revenues	25.4%	29.7%
Research, development, and regulatory	$19,458	$14,959	30%
Percent of revenues	11.8%	7.9%

        Cost of System Revenues

Cost of system revenues declined $5 million, which was due to lower unit sales of VISX STAR Systems (approximately $15 million), partially offset by additional cost of revenues for laser upgrades (approximately $12 million). Cost of upgrade revenues were higher due to increased laser upgrade revenues in 2001 than in 2000. The gross profit margin on cost of revenue was lower in 2001 than in 2000 due to less product sold in 2001.

        Cost of Service and Parts Revenues

Cost of service and parts revenues increased slightly from 2000 to 2001. The increase was due to higher costs to service a larger installed base.

        Cost of License and Other Revenues

Cost of license and other revenues decreased less than $1 million in 2001. The decrease was due to a reduction in keycards sold in 2001 compared to 2000. Our gross profit margin on cost of license and other revenue was lower due predominately to the decline in our U.S. procedure volume and the reduction in our license fee per procedure in February 2000.

        Selling, General, and Administrative Expenses

Selling, general, and administrative expenses declined due to a $2 million reduction in expense for uncollectible accounts receivables and $3 million less in spending on marketing and promotional programs. Our policy is to provide allowances against receivables based on our assessment of our customers’ ability to meet their financial obligations. As a result of this analysis, our additions to reserves against accounts receivable were $3 million in 2001 as compared to $5 million in 2000. The reserves added in 2000 were higher than in other years because a number of customers developed significant problems due to a variety of factors including over expansion and the rapid transition in the U.S. economy from high growth to contraction. Approximately $4 million of receivables identified as potential problems in 2000 subsequently became uncollectible and were written off in 2001. Our selling, general and administrative expenses in 2000 also included a charge to fully reserve a $15 million long-term note we advanced to a customer. This long-term note was subsequently written off due to the bankruptcy of this customer in 2001.

        Research, Development, and Regulatory Expenses

Our research and development expenses increased due to increased spending in our three main areas of focus: new capabilities for the VISX STAR Excimer Laser platform, development of new products such as our WaveScan System and wavefront-driven ablations, and research into new technologies.

        Interest and Other Income

Our average balance of cash invested in interest bearing securities was lower in 2001 than in 2000 due to cash used to repurchase our stock. Additionally, our average yields on our portfolio of cash and investments were lower in 2001 compared to 2000 as market interest rates decreased throughout the year. Accordingly, interest income declined in 2001 from 2000.

        Litigation Settlement

Lawsuits were filed against us in 1998 in connection with the activities of Pillar Point Partners (“Pillar Point”), a partnership between subsidiaries of VISX and Summit Technologies, Inc. (“Summit”). The purported class action lawsuits alleged, among other things, violations of various state and federal antitrust and unfair competition laws. Other claims involving Pillar Point were filed against VISX, Summit and others at various times. The Pillar Point partnership was dissolved in 1998, and in 2001 we and Summit, now a subsidiary of Alcon, Inc., settled certain of these actions. In connection with the settlements, VISX paid a total of $37.8 million in payments and related costs and fees. As a result of the settlements, all of the lawsuits have been dismissed with prejudice.

We settled a number of litigation matters during 2000 and paid a total of $11.9 million in one-time payments and related costs and fees in connection with these settlements. We settled antitrust and other claims against VISX filed by Jon Dishler and associated parties (“Dishler”). This settlement included a resolution of the claims filed in 1996 by Pillar Point, Summit Partner, and VISX Partner against Dishler. We also settled a lawsuit filed by John Taboada against Stephen Trokel, VISX, and VISX Partner seeking, among other things, a declaration that Taboada was the inventor of our U.S. Patent No. B1 5,108,388 (‘388) and a payment of royalties received by VISX for the ‘388 patent. In connection with the Taboada settlement, the parties signed and filed with the court a stipulated judgment stating that Dr. Trokel is the sole inventor of the ‘388 patent, and Taboada’s proceeding seeking a stay of the reexamination of the ‘388 patent was dismissed. Finally, we settled an action filed by a group of former clinical investigators of the system made by Taunton Technologies Corporation (a predecessor of VISX) in which the plaintiffs alleged federal antitrust law violations, breach of contract, and unjust enrichment.

Quarterly Results of Operations

In the following table we present selected items from our quarterly financial results (in 000’s except earnings per share).

	2002				2001

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Total revenues	$36,585	$36,639	$30,560	$36,142	$50,465	$48,261	$37,032	$29,258

Cost of revenues	12,604	11,985	11,818	15,600	17,828	15,809	14,463	10,340
Total costs and expenses	27,367	28,425	24,971	31,293	33,047	30,889	31,490	24,418
Income from operations	9,218	8,214	5,589	4,849	17,418	17,372	5,542	4,840
Litigation settlement	—	—	—	9,000	—	37,821	—	—
Income (loss) before provision (benefit) for income taxes	10,749	9,775	7,094	(3,137)	20,860	(17,690)	7,873	6,988
Provision (benefit) for income taxes	4,246	3,859	2,625	(1,591)	8,240	(6,988)	3,113	2,757

Net income (loss)	$6,503	$5,916	$4,469	$(1,546)	$12,620	$(10,702)	$4,760	$4,231

Earnings (loss) per share, diluted	$0.12	$0.11	$0.08	$(0.03)	$0.21	$(0.19)	$0.08	$0.08

Shares used for earnings (loss) per share, diluted	55,581	54,809	52,904	51,541	61,018	56,536	57,141	55,895

EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”) and EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”), were adopted by VISX on January 1, 2002. The 2001 quarterly information presented in the table above reflects the effects of this adoption as more fully described in Note 1 to the consolidated financial statements.

Seasonal Variation. Typically we experience an increase in procedure related revenue in the United States market in the first quarter of each calendar year. We attribute this increase to consumers using the annual renewal of funding under the Internal Revenue Service Code section 125 pre-tax medical savings plan to purchase laser vision correction for themselves. Laser vision correction is not generally covered by medical insurance. Our equipment and procedure revenues tend to decline in the summer.

Critical Accounting Policies

We follow accounting principles generally accepted in the United States (“GAAP”) in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods. Our critical accounting policies used in making these estimates and judgments are as follows.

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

We sell directly to end customers in the U.S. Within the U.S. and Japan we directly handle installation of our systems and upgrades and recognize revenue on these products after we have completed installation at a customer’s site. At this point we accrue an estimate of the cost of warranty service to be provided in the future. Outside the U.S. and Japan our standard terms are FOB VISX and we sell exclusively through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Accordingly, we recognize system revenue when we ship systems for customers outside the U.S. and Japan and accrue an estimate of the cost of parts that we are obligated to provide under warranty. Under sales type lease agreements, system revenues are recognized upon shipment or installation, as appropriate. Under rental or operating lease agreements for systems, rental revenue is recognized over the term of the agreement. For customers who purchase service contracts, we recognize service revenue over the term of the contract. Payments received in advance of services performed are recorded as deferred revenue. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts. We recognize license fees and related procedure revenue from direct customers when we ship Vision Keycards. We recognize license fees from third party licensees when we receive payment. We classify shipping costs, net of any billings, in cost of revenues.

We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectibility is reasonably assured. If this is not the case, then we record revenue only as payments are received.

Accounts Receivable

Customers are evaluated for credit worthiness and we recognize revenue when collectibility is reasonably assured. At the end of each accounting period, we estimate the reserve necessary for accounts receivables that will ultimately not be collectible from customers. To develop this estimate, we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future. We face two particular challenges in estimating these reserves: concentration of credit with certain large customers and the potential for significant change in the overall health of the national economies in the markets we serve. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results.

Inventories

Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. We regularly review our inventory on hand plus on order and compare this to our estimate of demand over the following 6 months. Based on this analysis, we reduce the carrying value of our inventory for excess and obsolete items. Changes in competition, the economy, and technology can lead to variation in demand for our products. If the change in demand is significant, we may need to further reduce the carrying value of our inventory. All inventory write-downs result in a new cost basis and are charged to cost of revenues, accordingly any inventory write-down would impact our reported cost of revenues.

Legal Contingencies

We are involved in a variety of legal proceedings including those concerning intellectual property rights, claims that we violated antitrust laws, and other litigation proceedings. In cases brought against us, we must assess the probability of an adverse decision. If we believe it probable that we will lose in our defense and we can reasonably estimate the loss, we accrue an estimate of the potential loss. Currently we do not believe it is probable that we will lose cases currently pending and, accordingly, have not accrued any amounts for legal settlements. Please see Note 12 to our consolidated financial statements for information concerning the term sheet signed on March 31, 2003 by VISX and Nidek outlining a global litigation settlement and patent cross-license. However, the results of these complex legal proceedings are very difficult to predict with certainty. In addition, because a number of the proceedings have issues in common, an adverse determination in one proceeding could lead to adverse determinations in one or more of the other pending proceedings. Adverse determinations in any of these proceedings could limit our ability to collect equipment and use fees in certain markets, could give rise to significant monetary damages, or could prevent us from manufacturing and selling our laser system, and therefore could have a material adverse effect on our business, financial position, and results of operations.

Liquidity and Capital Resources

	2002	Change	2001	Change	2000

Cash, cash equivalents, and short-term investments	$122,955	(1)%	$123,807	(46)%	$229,453
Working capital	138,351	(13)%	159,935	(35)%	245,662
Stockholders’ equity	155,190	(12)%	176,278	(34)%	268,772

Our cash, cash equivalents, and short-term investments consist principally of money market funds, and government and corporate bonds. All of our short-term investments are classified as “available-for-sale” under the provisions of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized when realized on the consolidated statements of operations.

Cash, cash equivalents, and short-term investments decreased by $1 million in 2002 principally because we spent $43 million to repurchase 3.9 million shares of VISX stock on the open market. This was offset by $40 million of net cash provided by operating activities and $5 million from the issuance of common stock related to employee participation in employee stock programs. The extent to which our employees exercise stock options can vary due to a number of factors, especially changes in the market price of our common stock. As a result, our cash flow resulting from the issuance of common stock related to employee participation in employee stock programs can vary.

Operating activities provided $40 million of cash in 2002, up from $6 million provided in 2001. The principal factors that contributed to this difference are as follows. Net income increased by $4 million due mainly to the legal settlement of $38 million (pre-tax) in 2001 and the legal fee reimbursement of $8 million in 2002 offset by a decline in revenue of $25 million in 2002. Deferred income tax assets and prepaid expenses decreased by $10 million due primarily to the utilization of net operating loss carryforwards ($6 million) and a reduction of deferred temporary tax timing differences ($2 million). Accounts receivable, net of reserves, decreased by $8 million in 2002 primarily due to lower sales.

Cash provided by investing activities was $20 million in 2002, down from $98 million provided in 2001. Capital expenditure remained flat at approximately $3 million. The principal factor that contributed to the cash provided by investing activities was the proceeds from maturities of short-term investments.

Cash used in financing activities was $38 million in 2002, down from $109 million used in 2001. The principal factor that contributed to the cash used in financing activities was the cash used to repurchase 3.9 million shares and 7.2 million shares of VISX stock on the open market in 2002 and 2001, respectively.

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

Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of December 31, 2002, we did not have any borrowings outstanding nor any credit agreements.

Our normal credit terms granted to customers are net 30 to 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX STAR Systems, in certain markets we provide long-term financing to customers for their purchase of VISX systems. We consider a number of factors including industry practice, competition, and our evaluation of customers’ credit worthiness in determining when to offer such financing.

We believe that our operations will provide sufficient cash flow to meet our working capital and capital equipment needs during the coming twelve months. In addition, we have $123 million of cash, cash equivalents, and short-term investments as of December 31, 2002 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

In August 2001, we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provided funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed a merger agreement with Medjet that provided us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. During the third quarter of fiscal 2002, our agreements with Medjet were amended to provide us with up to an additional eleven months to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger was subject to Medjet’s stockholder approval and to other customary conditions to closing. In August 2001, we also paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to 1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by VISX represent 21% of Medjet’s voting stock. We account for this investment under the equity method prescribed by Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon agreed to vote all of his shares of common stock in favor of the merger, and agreed to sell all of his stock to VISX in the event that VISX offered to complete the merger. Additionally, VISX acquired warrants from Medjet to purchase 1,320,000 shares of Medjet common stock exercisable at $0.75 per share. VISX also acquired warrants from a third party to purchase 1,365,000 shares of Medjet common stock exercisable at $3.50 per share. The warrants expire during the second half of 2004. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the warrants are treated as derivatives and measured at fair value. At each balance sheet date, the warrants are remeasured at fair value and all gains and losses are recorded in the statements of operations.

Under our R&D agreement with Medjet, we paid approximately $2 million and $1 million to Medjet to fund research and development work they performed during 2002 and 2001, respectively. We expensed payments made to Medjet as research, development, and regulatory expense in our financial statements.

In November 2002, VISX terminated its merger and research and development agreements with Medjet. In accordance with these agreements, VISX paid Medjet termination fees of $250,000 in the fourth quarter. Under generally accepted accounting principles, we are required to review our investment in Medjet’s Series B Convertible Preferred Stock for losses that are other than temporary. We performed an impairment analysis as a result of the continued decline in market capitalization of Medjet common stock. As a result, we recorded an impairment charge equal to the carrying value of our investment of $1.2 million in 2002.

In May 2002, VISX announced that it entered into an exclusive worldwide license agreement for a portfolio of patents held by Luis Ruiz, MD, relating to the treatment of presbyopia with multifocal ablations. VISX also signed an agreement with Tracey Technologies, LLC for rights to Tracey’s ray tracing technology for use in customized laser vision correction treatments. During 2002, VISX made payments of approximately $1 million related to these agreements, which were expensed in 2002. If clinical and regulatory milestones specified in both agreements are achieved, VISX would be committed to make additional payments of approximately $2 million in connection with these two agreements. VISX could be obligated for royalties in the future based on any future sales of the associated products.

New Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standard Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Adoption of these statements did not have any impact on our financial position or results of operations as we did not have any goodwill recorded as of the adoption date.

In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We adopted these new standards on January 1, 2002. In accordance with EITF 00-25 and EITF 01-09, we have reclassified consideration provided to customers in our statements of operations. This consideration was previously reported as selling, general, and administrative expense. The amounts reclassified as a reduction to license and other revenues for 2001 and 2000 are $4,550,000 and $10,094,000, respectively. These reclassifications do not change the amount of net income reported for each period, however revenue and expense are reduced in equal and offsetting amounts in each period. Accordingly, the reclassification of the consideration previously reported as selling, general, and administrative expense reduces our gross profit ratio. Based upon this reclassification, our gross profit ratio decreased to 65% from the previously reported 66% for the year ended December 31, 2001 and decreased to 67% from the previously reported 69% for the year ended December 31, 2000.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which superseded Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and disclosure provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS 144 became effective for us on January 1, 2002, and adoption of this statement did not have any impact on our financial position or results of operations.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and nullified EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement but do not expect a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations. The disclosure requirements have been adopted and incorporated in the footnotes to the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 but does not expect a material impact on our financial position or results of operations.

Risk Factors

This report contains forward-looking statements that involve risk and uncertainty. The factors set forth below, which are not the only risks we face, may cause our actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this report. If any of the following risks actually occur, our business, results of operations or cash flows could be adversely affected. Our results of operations have varied widely in the past, and they could continue to vary significantly. In addition, our actual results may differ significantly from the results contemplated by the forward-looking statements. Accordingly, we believe that our results of operations in any given period may not be a good indicator of our future performance.

Market Acceptance. Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Laser vision correction has penetrated about 5% of the eligible U.S. population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth both in the United States and internationally. Although laser vision correction offers a more predictable outcome and more precise results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). Some consumers may not choose to undergo laser vision correction because of these complications or more general concerns relating to its safety and efficacy and a general resistance to surgery. Alternatively, some consumers may elect to delay undergoing laser vision correction surgery because they believe improved technology and/or methods of treatment will be available in the near future. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced laser vision correction, these developments could have a material adverse effect on our business, financial position and results of operations.

Patents and Intellectual Property. Our business is dependent on the enforceability and the validity of our United States and foreign patents. We own over 200 United States and foreign patents and have approximately 180 patent applications pending. Although we are committed to protecting our proprietary technology, it is possible that one or more of our patents will be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement will be found not to be infringing our patents. Such an outcome could result in, among other things, our inability to sell, license, use or incorporate products that use the challenged technology; increased competition by new or existing competitors or the payment of substantial monetary damages, any of which could have a material adverse effect on our business, financial position and results of operations.

Competition. Intense competition in the laser vision correction industry could result in the loss of customers, an inability to attract new customers, or a decrease in prices for our products. The medical device and ophthalmic laser industries are subject to intense competition and technological change. Not only does laser vision correction compete with more traditional vision correction options such as eyeglasses and contact lenses, it also competes with other technologies and surgical techniques such as corneal implants, intraocular lenses, and surgery using different types of lasers. In addition, the market for laser vision correction systems has become increasingly competitive in recent years as a result of FDA approval of several new laser systems. The VISX System competes with products marketed or under development by other laser and medical equipment manufacturers, many of which have greater financial and other resources. Competitors may offer laser systems at a lower price, may price their laser systems as part of a bundle of products or services, may develop procedures that involve a lower per procedure cost, or may offer products perceived as preferable to the VISX System. We also do not currently collect license fees from an unlicensed competitor. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by VISX, which therapies could be more medically effective and less expensive than laser vision correction, and could potentially render laser vision correction obsolete. Any such developments could have a material adverse effect on our business, financial position and results of operations.

Unfavorable Side Effects. The possibility of long-term side effects and adverse publicity regarding laser correction surgery could seriously harm our business. Laser vision correction is a relatively new procedure. Consequently, there is no long-term follow-up data beyond ten years, and longer-term follow-up data might reveal additional complications or unknown side effects. Any future reported side effects, other adverse events or unfavorable publicity involving patient outcomes resulting from the use of laser vision correction systems manufactured by VISX or any participant in the laser vision correction market, may have a material adverse effect on our business, financial position, and results of operations.

Economic Conditions. Laser vision correction is not subject to reimbursement from third-party payors such as insurance companies or government programs, and adverse economic conditions have, and may continue to cause, our revenues to decline. The costs of laser vision correction are typically borne by individuals directly. Accordingly, individuals may be less willing to incur the procedure cost associated with laser vision correction in weak or uncertain economic conditions, as was evidenced by our decline in revenues from 2002 compared to 2001 and from 2001 compared to 2000. Any resulting decline in the number of VISX STAR Systems sold or laser vision correction procedures performed may have a material adverse effect on our business, financial position, and results of operations.

Loss Of Significant Customers. If we lose one or more of our significant customers, or if purchases by one or more of our key customers decrease, our net sales may decline and our business could be harmed. A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”) formed in May 2002 through the merger of Laser Vision Centers, Inc. and TLC Laser Eye Centers, Inc., both long-term customers of ours. The combined company, TLC, accounted for 14%, 17% and 18% of our total revenues in 2002, 2001 and 2000, respectively. Should we lose a major customer or if anticipated sales to a major customer do not materialize, our business, financial position and results of operations may suffer.

Fixed Short-Term Expenses. Because our expenses are relatively fixed in the short term, our earnings will decline if we do not meet our projected sales. Any shortfall in revenues below expectations would likely have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development, and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below expectations, we will not be able to reduce our spending rapidly in response to such a shortfall.

Governmental Regulation. We are subject to extensive governmental regulation, which increases our costs and could prevent us from selling our products. Government regulation includes inspection of and controls over research and development, testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, pricing, record keeping, the sale and distribution of pharmaceutical products and samples and electronic records and electronic signatures. In the United States, we must obtain FDA approval or clearance for each medical device that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. If a regulatory authority delays approval of a potentially significant product, our market value and operating results may decline. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies. If we are unable to obtain regulatory approval of our products, we will not be able to market these products, which would result in a decrease in our sales. Currently, we are actively pursuing approval for a number of our products from regulatory authorities in a number of countries, including, among others, the United States, countries in the European Union and Japan. In particular, we are awaiting approval from the FDA of our Pre-Market Application to perform Custom LASIK in the United States. Continued growth in our sales and profits will depend, in part, on the timely and successful introduction and marketing of some or all of these products.

The clinical trials required to obtain regulatory approvals are complex and expensive and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials, yet cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials show promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.

Noncompliance with applicable United States regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, denial or withdrawal of pre-marketing approvals, recommendations by the FDA against governmental contracts and criminal prosecution. The FDA also has authority to request repair, replacement, or refund of the cost of any device we manufacture or distribute. Regulatory authorities outside of the United States may impose similar sanctions for noncompliance with applicable regulatory requirements.

New Products May Not Be Commercially Viable. Our research and development may not lead to new products that achieve commercial success. We devote significant resources to research and development. The research and development process is expensive, prolonged, and entails considerable uncertainty. Development of a new product, from discovery through testing and registration to initial product launch, typically takes between three and seven years for a medical device. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products.

International Operations. We face risks due to our reliance on sales in international markets. Our future success will depend in part on the continued expansion of our international sales and operations. In particular, during 2002, 2001, and 2000, we derived approximately 23%, 16% and 18%, respectively, of our revenues from sales to customers outside the United States. Our growing international presence exposes us to risks including:

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

Intellectual Property Disputes. The laser vision correction industry has been the subject of substantial litigation, both in the United States and internationally, specifically focusing on patents and proprietary rights. Other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers. If we were found to infringe our competitors’ patents, we could be subject to significant monetary liability and we could be enjoined from distributing our products. Moreover, it is possible that one or more of our patents may be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement may be found not to be infringing our patents. In that event, our ability to collect license fees from the parties to the litigation or from other sellers or users of laser vision correction equipment in the United States may suffer and our revenues may decline. Any one of these results could harm our business.

Settlement Negotiations with Nidek. On March 31, 2003, VISX and Nidek signed a term sheet outlining a global litigation settlement and patent cross-license. The settlement outlined in the term sheet will resolve all litigation between the parties worldwide, including all of the parties’ patent and antitrust lawsuits in the United States. The settlement also will involve a worldwide cross-license of certain of the parties’ respective patents, and a payment by VISX to Nidek of $9.0 million for the settlement of Nidek’s antitrust and related claims. We expect that this payment will be more than offset by future savings realized from the avoidance of legal fees.

The settlement and cross-license will not become effective until the signing of a final written agreement, which is currently being drafted. Upon the signing of the agreement, the parties will submit requests for dismissal of the lawsuits to the appropriate courts for approval. However, if the parties fail to effect a final settlement, the litigation described above will continue. In that event, we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from these cases. Adverse determinations in these lawsuits could limit our ability to collect per procedure license fees in the United States from sellers and users of laser vision correction systems, could give rise to significant monetary damages and could result in an order enjoining the manufacture and sale of the VISX STAR System. Any such adverse determination could therefore have a material adverse effect on VISX’s business, financial position and future results of operations.

Product Liability Claims. We have and may become subject to product liability claims. We could be liable for injuries or damage resulting from use of the VISX STAR System or WaveScan System. In addition, a claim that an injury resulted from a defect in any VISX product, even if successfully defended, could damage our reputation. Although we possess insurance customarily obtained by businesses of our type (including insurance against product liability risks associated with the testing, manufacturing, and marketing of our products), product liability claims in excess of our insurance coverage could have a material adverse effect on our business, financial position, and results of operations.

Single Sources For Key Components. The manufacture of VISX STAR Systems and WaveScan Systems is a complex operation involving numerous procedures. We depend on single and limited sources for several key components. If any of these suppliers were to cease providing components, we would be required to locate and contract with a substitute supplier. We could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms. If the production of our products, parts and services were interrupted or could not continue in a cost-effective or timely manner, our business, financial position, and results of operations, could be materially adversely affected.

Volatility of our Stock Price. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	results or settlements of any litigation;

•	quarterly variations in operating results;

•	the introduction or abandonment of new technologies or products;

•	changes in product pricing policies by us or our competitors; and

•	changes in earnings estimates by analysts or changes in accounting policies.

•	economic changes and political uncertainties

In addition, stock markets have experienced significant price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. In addition, the securities of many medical device companies, including VISX, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If these broad market fluctuations continue, they may adversely affect the market price of our common stock.

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

New Technologies. If we fail to keep pace with advances in our industry or fail to develop new methods of vision correction, customers may not buy our products and our revenue may decline. We must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use the new products we introduce. Sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products. A decrease in procedure volume may also occur if consumers elect to delay undergoing laser vision correction surgery because they believe improved technology and/or methods of treatment will be available in the near future.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. We invest our cash, beyond that needed for daily operations, in high quality debt securities. We seek primarily to preserve the value and liquidity of our capital, and secondarily to safely earn income from these investments. To accomplish these goals, we invest only in debt securities issued by (1) the U.S. Treasury and U.S. government agencies and corporations and (2) U.S. corporations that meet the following criteria:

•	Rated investment grade “A” or higher by the major rating services;

•	Can readily be resold for cash; and

•	Mature no more than 3 years from our date of purchase.

The following table shows the expected cash flows at maturity from our investments in debt securities ($000’s).

	2003	2004	2005	2006	2007	Beyond

Cash equivalents and short-term investments (amortized cost as of December 31, 2002)	$44,864	$57,876	$5,402	$—	$—	$—
Weighted average effective interest rate	2.7%	4.4%	5.8%	—	—	—

Foreign Currency Exchange Rate Risk. We sell products in various international markets. Virtually all of these sales are contracted and paid for in U.S. Dollars. As of December 31, 2002 we have no outstanding foreign currency hedge contracts. Accordingly, we have no material foreign currency exchange risk as of December 31, 2002.

Item 8. Financial Statements and Supplementary Data

VISX, INCORPORATED AND SUBSIDIARIES

VISX, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$37,687	$15,349
Short-term investments	85,268	108,458
Accounts receivable, net of allowances for doubtful accounts of $2,563 and $4,567, respectively	24,559	32,490
Inventories	12,751	14,071
Deferred tax assets and prepaid expenses	23,488	33,214

Total current assets	183,753	203,582
Property and Equipment, net	6,498	4,152
Long-Term Deferred Tax and Other Assets	10,341	12,191

	$200,592	$219,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,341	$3,270
Accrued liabilities and other current liabilities	41,061	40,377

Total current liabilities	45,402	43,647

Commitments and Contingencies (Notes 8 and 11)
Stockholders’ Equity:
Common stock — $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued at December 31, 2002 and 2001.	650	650
Additional paid-in capital	202,700	208,130
Less: 13,652,256 and 10,436,238 common stock treasury shares at December 31, 2002 and 2001, respectively, at cost	(208,748)	(178,347)
Accumulated other comprehensive income	1,921	2,520
Retained earnings	158,667	143,325

Total stockholders’ equity	155,190	176,278

	$200,592	$219,925

See accompanying notes to consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenues:
System revenues	$48,595	$55,592	$60,678
Service and parts revenues	18,807	22,808	17,198
License and other revenues	72,524	86,616	112,278

Total revenues	139,926	165,016	190,154

Costs and Expenses:
Cost of system revenues	32,559	40,681	45,642
Cost of service and parts revenues	12,932	11,899	10,603
Cost of license and other revenues	6,516	5,860	6,439
Selling, general and administrative	41,335	41,946	56,519
Research, development and regulatory	18,714	19,458	14,959

Total costs and expenses	112,056	119,844	134,162

Income From Operations	27,870	45,172	55,992

Other Income (Expense):
Interest income	5,611	10,680	14,080
Litigation settlement	(9,000)	(37,821)	(11,856)

Other income (expense), net	(3,389)	(27,141)	2,224

Income Before Provision For Income Taxes	$24,481	18,031	58,216
Provision for income taxes	9,139	7,122	22,995

Net Income	$15,342	$10,909	$35,221

Earnings Per Share
Basic	$0.29	$0.19	$0.57

Diluted	$0.29	$0.19	$0.55

Shares Used For Earnings Per Share
Basic	53,096	56,660	61,431

Diluted	53,816	58,081	63,778

See accompanying notes to consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Foreign
		Common			Currency/
	Common	Stock	Additional		Unrealized			Total
	Shares	Par	Paid-In	Treasury	Holding	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Gains	Income	Earnings	Equity

	(In thousands)
Balance, December 31, 1999.	64,891	$649	$220,049	$(153)	$(947)		$97,195	$316,793
Repurchases of common stock	—	—	—	(90,772)	—		—	(90,772)
Exercise of stock options	99	1	(5,583)	9,871	—		—	4,289
Common stock issued under the
Employee Stock Purchase
Plan	—	—	(222)	1,108	—		—	886
Income tax benefit arising
from employee stock option
plans	—	—	424	—	—		—	424
Comprehensive income:
Net income	—	—	—	—	—	$35,221	35,221	35,221
Foreign currency translation adjustment	—	—	—	—	(67)	(67)	—	(67)
Adjustment for unrealized holding gain on available-for-sale securities	—	—	—	—	1,998	1,998	—	1,998

Comprehensive income						$37,152

Balance, December 31, 2000.	64,990	650	214,668	(79,946)	984		132,416	268,772
Repurchases of common stock	—	—	—	(116,891)	—		—	(116,891)
Exercise of stock options	—	—	(10,197)	17,165	—		—	6,968
Common stock issued under the Employee Stock Purchase Plan	—	—	(345)	1,325	—		—	980
Income tax benefit arising from employee stock option plans			4,004					4,004
Comprehensive income:
Net income	—	—	—	—	—	$10,909	10,909	10,909
Foreign currency translation adjustment	—	—	—	—	272	272	—	272
Adjustment for unrealized holding gain on available-for-sale securities	—	—	—	—	1,264	1,264	—	1,264

Comprehensive income						$12,445

Balance, December 31, 2001	64,990	650	208,130	(178,347)	2,520		143,325	176,278
Repurchases of common stock	—	—	—	(42,740)	—		—	(42,740)
Exercise of stock options	—	—	(6,681)	10,566	—		—	3,885
Common stock issued under the Employee Stock Purchase Plan	—	—	(760)	1,773	—		—	1,013
Income tax benefit arising from employee stock option plans			2,011					2,011
Comprehensive income:
Net income	—	—	—	—	—	$15,342	15,342	15,342
Foreign currency translation adjustment	—	—	—	—	37	37	—	37
Adjustment for unrealized holding loss on available-for-sale securities	—	—	—	—	(636)	(636)	—	(636)

Comprehensive income						$14,743

Balance, December 31, 2002	64,990	$650	$202,700	$(208,748)	$1,921		$158,667	$155,190

See accompanying notes to consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash Flows From Operating Activities:
Net income	$15,342	$10,909	$35,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,320	3,617	3,515
Income tax benefit from exercise of stock options	2,011	4,004	424
Provision for doubtful accounts receivable	1,397	2,710	4,894
Provision for doubtful long-term note receivable	—	—	15,000
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Accounts receivable	6,534	(660)	11,820
Inventories	(2,696)	691	(4,093)
Deferred tax assets and prepaid expenses	9,726	(13,572)	9,550
Long-term deferred tax and other assets	1,805	7,723	(7,148)
Accounts payable	1,071	(4,083)	2,197
Accrued liabilities and other current liabilities	684	(5,005)	4,610

Net cash provided by operating activities	40,194	6,334	75,990

Cash Flows From Investing Activities:
Capital expenditures, net	(2,605)	(2,773)	(2,830)
Equity investments	—	(1,800)	(3,400)
Long-term note receivable	—	—	(15,000)
Purchases of available for sale securities	(77,706)	(38,430)	(96,367)
Proceeds from maturities of available for sale securities	100,260	141,003	121,115

Net cash provided by investing activities	19,949	98,000	3,518

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	4,898	7,948	5,175
Repurchases of common stock	(42,740)	(116,891)	(90,772)

Net cash used in financing activities	(37,842)	(108,943)	(85,597)

Effect of exchange rate changes	37	272	(67)

Net increase (decrease) in cash and cash equivalents	22,338	(4,337)	(6,156)
Cash and cash equivalents, beginning of year	15,349	19,686	25,842

Cash and cash equivalents, end of year	$37,687	$15,349	$19,686

Non-Cash Investing Activities:
Inventory transferred to property and equipment under operating leases	$4,016	$—	$—

See accompanying notes to consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Summary of Significant Accounting Policies

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

Use of Estimates. We follow accounting principles generally accepted in the United States of America (“GAAP”) in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses that we report in our financial statements. Examples include estimates of the reserve for accounts receivable that we will not be able to collect, the potential for inventory obsolescence, the expenses we will incur to provide service under warranty obligations, the ongoing value of investments, and whether and how much to accrue for legal contingencies. We believe these estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

Principles of Consolidation. Our consolidated financial statements include the accounts of VISX, Incorporated and its wholly owned subsidiary, VISX Japan, K.K. (“VISX”) after the elimination of significant intercompany accounts and transactions.

Translation of Foreign Currencies. We follow Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”) and related pronouncements in translating foreign currencies. The local currency is the functional currency for our foreign operations. Gains and losses from translation of our foreign operations are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the statement of operations and have not been material.

Cash, Cash Equivalents, and Short-term Investments. We follow Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (“SFAS 115”) and related pronouncements in accounting for cash, cash equivalents, and short-term investments. Cash equivalents are debt securities that mature within 90 days from the day we purchase them and can be resold for cash before they mature. Short-term investments are debt securities that mature more than 90 days after we purchase them. Our short-term investments are all classified as current available-for-sale securities because we may sell them before they reach maturity. They are carried at fair market value, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments. We follow Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value Of Financial Instruments” (“SFAS 107”) and related pronouncements in accounting for and disclosing the value of financial instruments. The values we show for our financial assets and liabilities as of December 31, 2002 and 2001 (including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities) approximate the fair market value of these assets and liabilities due to their short maturity.

Accounts Receivable, Allowances For Doubtful Accounts. We estimate the amount of accounts receivables that will ultimately not be collectible from customers and provide allowances accordingly. To develop this estimate we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debts trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future.

Impaired Loans. We follow Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”) as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” (“SFAS 118”) in accounting for and disclosing all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS 114 was amended by SFAS 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.

Inventories. Inventories consist of purchased parts, subassemblies, and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material, labor, and overhead. We regularly review our inventory on hand plus on order and compare this to our estimate of demand over the following 6 months. Based on this analysis, we reduce the carrying value of our inventory for excess and obsolete items. All inventory write-downs result in a new cost basis and are charged to cost of revenues. Inventories consisted of the following (in thousands):

	December 31,

	2002	2001

Raw materials and subassemblies	$8,108	$8,901
Work-in-process	1,563	1,491
Finished goods	3,080	3,679

	$12,751	$14,071

Property and Equipment. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets, generally two to seven years, or the lesser of the estimated useful life or the term of the related lease in the case of rental equipment and leasehold improvements. Repair and maintenance costs incurred, which do not extend the useful life of the related asset, are expensed as incurred. Any purchases of property and equipment not greater than $1,000 have been expensed as incurred and are not material to the consolidated financial statements. Property and equipment is stated at cost and consisted of the following (in thousands):

	December 31,

	2002	2001

Furniture and fixtures	$2,892	$2,915
Machinery and equipment	12,660	13,194
Rental equipment	4,016	—
Leasehold improvements	2,929	2,847

	22,497	18,956
Less: accumulated depreciation and amortization	(15,999)	(14,804)

Property and equipment, net	$6,498	$4,152

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

Warranties. We follow Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies” (“SFAS 5”) and related pronouncements in accounting for warranty costs. At the time of sale we accrue our estimate of warranty expenditures to be incurred in the future based principally on our historical cost of providing warranty parts and labor. Periodically, we compare actual costs to our estimates and make adjustments to our warranty accrual for differences.

Revenue Recognition. Our revenue is comprised of the following: sale and rental of system equipment and upgrades, service revenue, and license fees and related procedure revenue (“procedure revenue”). We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this standard, revenue is generally recognized when the following four criteria are met:

      (1) Persuasive evidence of an arrangement exists;

      (2) Delivery has occurred or services have been rendered;

      (3) Our selling price is fixed or determinable; and

      (4) Collectibility is reasonably assured.

All of our sales are documented by contract or purchase orders specifying sales prices and terms.

We sell directly to end customers in the U.S. Within the U.S. and Japan we directly handle installation of our systems and upgrades and recognize revenue on these products after we have completed installation at a customer’s site. At this point we accrue an estimate of the cost of warranty service to be provided in the future. Outside the U.S. and Japan our standard terms are FOB VISX and we sell exclusively through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Accordingly, we recognize system revenue when we ship systems for customers outside the U.S. and Japan and accrue an estimate of the cost of parts that we are obligated to provide under warranty. Under sales type lease agreements system revenues is recognized upon shipment or installation, as appropriate. Under rental or operating lease agreements for systems, rental revenue is recognized over the term of the agreement. For customers who purchase service contracts, we recognize service revenue over the term of the contract. Payments received in advance of services performed are recorded as deferred revenue. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts. We recognize license fees and related procedure revenue from direct customers when we ship Vision Keycards. We recognize license fees from third party licensees when we receive payment. We classify shipping costs, net of any billings, in cost of revenues

We assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectibility is reasonably assured. If this is not the case, then we record revenue only as payments are received.

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

	Year Ended December 31,

	2002	2001	2000

Net Income	$15,342	$10,909	$35,221

Basic Earnings Per Share
Income available to common stockholders	$15,342	$10,909	$35,221
Weighted average common shares outstanding	53,096	56,660	61,431

Basic earnings per share	$0.29	$0.19	$0.57

Diluted Earnings Per Share
Income available to common stockholders	$15,342	$10,909	$35,221

Weighted average common shares outstanding	53,096	56,660	61,431
Dilutive potential common shares from stock options	720	1,421	2,347

Weighted average common shares and dilutive potential common shares	53,816	58,081	63,778

Diluted earnings per share	$0.29	$0.19	$0.55

Options to purchase 6,458,000, 4,047,000 and 2,756,000 weighted shares outstanding during 2002, 2001 and 2000, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of VISX’s common stock during those years and would have been anti-dilutive.

Legal Contingencies. We follow Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies” (“SFAS 5”) and related pronouncements in disclosing and accounting for legal contingencies. We are involved in a variety of legal proceedings including those concerning intellectual property rights, claims that we violated antirust laws, and other litigation proceedings. In cases brought against us we must assess the probability of an adverse decision. If we believe it probable that we will lose in our defense and we can reasonably estimate the loss, we accrue an estimate of the potential loss. Currently we do not believe it is probable that we will lose the cases currently pending and, accordingly, have not accrued any amounts for legal settlements. Please see Note 12 to our consolidated financial statements for information concerning the term sheet signed on March 31, 2003 by VISX and Nidek outlining a global litigation settlement and patent cross-license.

Stock-Based Compensation. We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).

At December 31, 2002, we have nine stock-based employee compensation plans, which are described more fully in Note 5. We account for those plans under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share data).

		Year Ended December 31,

		2002	2001	2000

Net Income	As Reported	$15,342	$10,909	$35,221
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(9,789)	(9,738)	(13,546)

Net Income	Pro Forma	$5,553	$1,171	$21,675

Basic Earnings Per Share	As Reported	$0.29	$0.19	$0.57
	Pro Forma	0.10	0.02	0.35
Diluted Earnings Per Share	As Reported	$0.29	$0.19	$0.55
	Pro Forma	0.10	0.02	0.34

Under SFAS 123 the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 2002, 2001 and 2000, respectively: risk-free interest rates of 3.6%, 3.8% and 6.3%, expected volatility of 75%, 65% and 78%, no expected dividends, and an expected life of 1.38, 0.95 and 0.97 years beyond the vest date for each year’s vesting increment of an option.

New Accounting Pronouncements. On June 29, 2001, the Financial Accounting Standard Board (“FASB”) approved for issuance Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (“SFAS 142”). Adoption of these statements did not have any impact on our financial position or results of operations as we did not have any goodwill recorded as of the adoption date.

In July 2001, the FASB Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”). EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor’s financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We adopted these new standards on January 1, 2002. In accordance with EITF 00-25 and EITF 01-09, we have reclassified consideration provided to customers in our statements of operations. This consideration was previously reported as selling, general, and administrative expense. The amounts reclassified as a reduction to license and other revenues for 2001 and 2000 are $4,550,000 and $10,094,000, respectively. These reclassifications do not change the amount of net income reported for each period, however revenue and expense are reduced in equal and offsetting amounts in each period. Accordingly, the reclassification of the consideration previously reported as selling, general, and administrative expense reduces our gross profit ratio. Based upon this reclassification, our gross profit ratio decreased to 65% from the previously reported 66% for the year ended December 31, 2001 and decreased to 67% from the previously reported 69% for the year ended December 31, 2000.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which superseded Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and disclosure provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS 144 became effective for us on January 1, 2002, and adoption of this statement did not have any impact on our financial position or results of operations.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and nullified EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact of adoption of this statement but do not expect a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations. The disclosure requirements have been adopted and incorporated in the footnotes to the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 but does not expect a material impact on our financial position or results of operations.

Reclassifications. Certain reclassifications were made to prior year financial data to conform with current year presentation.

Note 2. Segment Reporting

Segments. Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or chief decision making group, in deciding how to allocate resources and in assessing performance. Our President and CEO is our chief decision maker. Our business is focused on one operating segment, products and procedures to improve people’s vision with laser vision correction. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

Export Revenues. Export revenues accounted for 23%, 16% and 18% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for any of the three years ended December 31, 2002. In the following table we have presented our export revenues by geographic region (in thousands):

	Year Ended December 31,

	2002	2001	2000

Europe	$7,990	$8,763	$6,056
Americas (excluding the United States)	3,058	3,813	5,221
Asia and Other	21,782	13,202	22,256

	$32,830	$25,778	$33,533

Major Customers. A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”), formed in May 2002 through the merger of TLC Laser Eye Centers, Inc. and Laser Vision Centers, Inc., both long-term customers of ours. The combined company, TLC, accounted for 14%, 17% and 18% of our total revenues in 2002, 2001 and 2000, respectively. Additionally, TLC, accounted for 22%, 31% and 22% of our total receivables in 2002, 2001 and 2000, respectively. No other customer accounted for 10% or more of sales or receivables during any of the three years ended December 31, 2002.

Note 3. Short-Term Investment in Securities and Cash Equivalents

Short-term investments in securities and cash equivalents consisted of the following (in thousands):

	December 31, 2002			December 31, 2001

		Gross	Aggregate		Gross	Aggregate
	Amortized	Unrealized	Fair	Amortized	Unrealized	Fair
	Cost	Gain	Value	Cost	Gain	Value

Short-Term Investments
Available-for-Sale Securities
Debt securities of the U.S. Treasury and U.S. government agencies and corporations	$53,373	$1,230	$54,603	$35,244	$519	$35,763
Debt securities of U.S. corporations	30,284	380	30,664	70,968	1,727	72,695

	83,657	1,610	85,267	106,212	2,246	108,458
Cash Equivalents
Available-for-Sale Securities
Debt securities of U.S. corporations	24,485	—	24,485	4,659	—	4,659

Total investments	$108,142	$1,610	$109,752	$110,871	$2,246	$113,117

All available-for-sale securities held at December 31, 2002 mature within three years of that date.

Note 4. Accrued Liabilities and Other Current Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,

	2002	2001

Payroll and related accruals	$4,262	$3,934
Accrued warranty	1,963	1,768
Deposits and deferred revenue	7,484	15,787
Accrued sales and marketing expenses	2,655	3,373
Accrued taxes	13,726	13,422
Accrued legal expenses	994	892
Litigation settlement	9,000	—
Other	977	1,201

	$41,061	$40,377

Changes in the product warranty obligations for the years ended December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Balance as of January 1,	$1,768	$2,292
New warranties	2,574	3,310
Payments	(2,379)	(3,834)

Balance as of December 31,	$1,963	$1,768

Note 5. Stock Based Compensation Plans

We have three open stock option plans, the 2001 Nonstatutory Stock Option Plan (the “2001 Plan”), the 2000 Stock Plan (the “2000 Plan”) and the 1995 Director Option Plan (the “Director Plan”), plus an Employee Stock Purchase Plan (the “Purchase Plan”). In addition, we have five terminated stock option plans with options still outstanding.

Under the Purchase Plan, we may sell up to 2,000,000 shares of common stock to our eligible, full-time employees who do not own 5% or more of our outstanding common stock. Employees can allocate up to 10% of their wages to purchase our stock at 85% of the fair market value of the stock on the first day or the end of each six month segment of a two year offering period, whichever is lower. We sold 110,000 shares, 75,000 shares and 58,000 shares in 2002, 2001 and 2000, respectively, and 778,000 shares cumulatively through December 31, 2002 under the Purchase Plan. Accordingly, 1,222,000 shares were available for grant under the Purchase Plan at December 31, 2002. The weighted average fair market value of shares sold in 2002 was $9.17 per share.

As of December 31, 2002, we were authorized to grant options for up to 3,000,000 shares under each of the 2001 and 2000 Plans and 1,000,000 shares under the Director Plan. Through December 31, 2002, we have granted options on 1,349,850 shares, 2,578,475 shares and 465,000 shares, respectively, under these plans, and 1,817,639 shares, 559,125 shares and 535,000 shares, respectively, were available for grant under these plans at December 31, 2002. Under these plans the option exercise price equals the stock’s market price on the date of grant, options generally vest 25% one year after the date of grant and ratably thereafter over three years, and options expire ten years from the date of grant. Options outstanding under the five terminated stock option plans have generally the same eligibility and vesting terms as those described for the current plans, though no further options may be granted under these terminated plans.

A summary of the status of VISX’s stock option plans at December 31, 2002, 2001, and 2000 and changes during the years then ended is presented in the following tables (in thousands, except per share data).

	Year Ended December 31,

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
Activity	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, start of year	8,465	$18.73	7,938	$19.32	6,759	$17.61
Granted	1,246	14.55	2,498	15.53	2,260	22.80
Exercised	(620)	6.27	(970)	7.19	(597)	7.19
Forfeited	(713)	27.27	(1,001)	26.63	(484)	26.64

Outstanding, end of year	8,378	18.30	8,465	18.73	7,938	19.32

Exercisable, end of year	5,341	$18.94	4,692	$17.93	4,033	$16.02

Weighted average fair value per option granted	$8.90		$7.52		$11.31

	December 31, 2002

	Options Outstanding
				Options Exercisable
			Wtd. Avg.
		Wtd. Avg.	Years Left		Wtd. Avg.
Exercise Prices	Shares	Exercise Price	to Exercise	Shares	Exercise Price

$ 2.81 - $ 6.31	1,303	$5.35	4.4	1,303	$5.35
6.35 - 14.81	1,299	10.63	6.6	820	9.85
14.90 - 15.74	1,717	15.38	8.7	347	15.71
15.75 - 18.25	1,626	16.88	7.8	861	17.07
18.56 - 25.81	1,258	22.48	6.9	957	22.13
26.13 - 64.94	939	33.17	6.4	849	33.27
65.38 - $100.75	236	81.84	6.6	204	81.34

$ 2.81 - $100.75	8,378	18.30	6.9	5,341	18.94

Note 6. Stockholders’ Equity

In February 2000 the Board of Directors authorized management to repurchase up to 10,000,000 shares of VISX common stock, replacing a prior authorization to repurchase shares. In April 2001 the Board of Directors replaced the February 2000 plan with a new authorization for management to repurchase up to an additional 10,000,000 shares of VISX common stock. Through purchases on the open market in accordance with Board of Director authorizations and applicable securities laws, we repurchased 15,980,800 shares at a total cost of $250,404,000 from 2000 through 2002. Accordingly, 2,950,600 shares remain available as of December 31, 2002 for repurchase under the Board of Directors’ April 2001 authorization.

Note 7. Income Taxes

The provision for income taxes is based upon income before income taxes as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Domestic	$24,404	$18,024	$58,468
Foreign	77	7	(252)

Income before provision for income taxes	$24,481	$18,031	$58,216

VISX accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Our provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,

	202	201	200

Current:
Federal	$(230)	$2,062	$15,431
State	631	1,580	5,930

	401	3,642	21,361

Deferred, net
Federal	7,139	3,595	3,315
State	1,599	(115)	(1,681)

	8,738	3,480	1,634

Provision for income taxes	$9,139	$7,122	$22,995

VISX is entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For calendar year 2002, the net deduction in tax payable arising from employees’ stock option activity is approximately $2,011,000.

Our provision for income taxes is comprised of the following elements, all expressed as a percentage of income before provision for income taxes.

	Year Ended December 31,

	202	201	200

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	5.1	5.6	5.6
R&D credit, foreign sales benefit, and other	(2.8)	(1.1)	(1.1)

Effective income tax rate	37.3%	39.5%	39.5%

We paid $108,000, $10,181,000 and $19,319,000 in income taxes during 2002, 2001, and 2000, respectively.

Our net deferred income tax assets were as follows (in thousands):

	December 31,

	2002	2001

Net operating loss carryforwards
Federal	$—	$5,200
State	—	500
Cumulative temporary differences
Allowance for doubtful receivables	1,100	2,000
Inventory	900	1,500
Warranty accrual	800	800
Accrued sales promotions and commissions	900	1,100
Deferred revenue	2,300	5,900
Capitalized patent	300	300
Litigation settlements	3,800	—
Other accrued liabilities	4,500	5,000
Tax credit carryforwards	—	900

Net deferred income tax asset	$14,600	$23,200

We believe it is more likely than not that we will generate sufficient taxable income in the future to realize our deferred income tax assets. Therefore, in accordance with GAAP, we have no valuation allowance for our deferred income tax assets. However, given that the laser vision correction industry is subject to economic, market and technology change, we can provide no assurance that our expectation for future taxable income will be realized.

Note 8. Commitments

We lease facilities and equipment under operating leases that expire through 2006. Our expense under these leases was $1,910,000 $1,494,000 and $1,074,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Our future minimum lease commitments are as follows (in thousands).

Amount

Year Ended December 31,
2003	$1,996
2004	2,060
2005	2,019
2006	1,909
2007	1,932
Thereafter	816

Total minimum lease payments	$10,732

Note 9. Long-Term Receivables

In an effort to promote the growth of the laser vision correction industry and the use of VISX Systems, in certain markets we provide long-term financing to customers for their purchase of VISX systems. We consider a number of factors including industry practice, competition, and our evaluation of customers credit worthiness in determining when to offer such financing. We had approximately $8 and $12 million of net receivables outstanding at December 31, 2002 and 2001, respectively, under long-term financing agreements. Approximately $4 million of each year’s balance was due to be paid after one year, with the balance due within one year. We include the portion of receivables and long-term notes due to be paid within one year in accounts receivable and the remaining balance in long term deferred tax and other assets in the accompanying balance sheets. We defer the portion attributable to interest using a market rate of interest.

In January 2000, we extended $15 million to one customer under a five-year note (payable in quarterly installments bearing interest at approximately the prime bank rate) with the goal of contributing to their expansion and the growth of the laser vision correction market as a whole in the United States. In December 2000, we determined that the future collectibility of this note receivable was in doubt due to a significant deterioration of the customer’s operations and financial position during the fourth quarter of 2000. Accordingly, we reserved for this $15 million long-term note receivable in its entirety in the fourth quarter of 2000. In 2001, we wrote off this long-term note receivable due to the bankruptcy of this customer in 2001.

Note 10. Related Parties

In August 2001, we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provided funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed a merger agreement with Medjet that provided us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. During the third quarter of fiscal 2002, our agreements with Medjet were amended to provide us with up to an additional eleven months to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger was subject to Medjet’s stockholder approval and to other customary conditions to closing. In August 2001, we also paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to 1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by VISX represent 21% of Medjet’s voting stock. We account for this investment under the equity method prescribed by Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon agreed to vote all of his shares of common stock in favor of the merger, and agreed to sell all of his stock to VISX in the event that VISX offered to complete the merger. Additionally, VISX acquired warrants from Medjet to purchase 1,320,000 shares of Medjet common stock exercisable at $0.75 per share. VISX also acquired warrants from a third party to purchase 1,365,000 shares of Medjet common stock exercisable at $3.50 per share. The warrants expire during the second half of 2004. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging

Activities”, the warrants are treated as derivatives and measured at fair value. At each balance sheet date, the warrants are remeasured at fair value and all gains and losses are recorded in the statements of operations.

Under our R&D agreement with Medjet, we paid approximately $2 million and $1 million to Medjet to fund research and development work they performed during 2002 and 2001, respectively. We expensed payments made to Medjet as research, development, and regulatory expense in our financial statements.

In November 2002, VISX terminated its merger and research and development agreements with Medjet. In accordance with these agreements, VISX paid Medjet termination fees of $250,000 in the fourth quarter. Under generally accepted accounting principles, we are required to review our investment in Medjet’s Series B Convertible Preferred Stock for losses that are other than temporary. We performed an impairment analysis as a result of the continued decline in market capitalization of Medjet common stock. As a result, we recorded an impairment charge equal to the carrying value of our investment of $1.3 million in 2002.

Note 11. Litigation

We have been involved in a variety of legal proceedings that include proceedings relating to patents and intellectual property rights, and claims that our activities have violated antitrust and securities laws. On March 31, 2003, VISX and Nidek signed a term sheet outlining a global settlement of our patent and antitrust litigation with Nidek. During the past year, we also settled or otherwise resolved our securities class action litigation and our patent litigation with WaveLight. The nature and resolution of these proceedings are described below.

Patent Litigation: Nidek and Users of Nidek Lasers

On March 31, 2003, VISX and Nidek signed a term sheet outlining a global litigation settlement and patent cross-license. See Note 12 to the Consolidated Financial Statements.

Patent Litigation: WaveLight

In March 2002, we filed a lawsuit in Duesseldorf, Germany against WaveLight Laser Technologie AG and its senior manager, Max Reindl, alleging infringement of our German Patent No. P3481164.8. In September 2002, VISX and WaveLight entered into Settlement and License Agreements. Under the Settlement and License Agreements, we licensed its patents relating to refractive excimer lasers in the United States and international markets to WaveLight. As consideration, WaveLight will pay a royalty to us for each procedure performed in the United States using a WaveLight refractive laser and, in addition, WaveLight will pay a royalty to us for international equipment sales.

In September 2002, pursuant to the terms of the Settlement and License Agreements, the parties filed a stipulated order dismissing the patent infringement action filed by us against WaveLight and Mr. Reindl in Germany.

Securities Class Action Litigation

In August 2002, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of the securities fraud class action against VISX and the individual defendants in the case captioned in re VISX Inc. Securities Litigation (No. C00-0649-CRB). The plaintiffs in these actions purported to represent a class of all persons who purchased our common stock between March 1, 1999 and February 22, 2000. The complaint alleged that the defendants made misleading statements in violation of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934. The plaintiff did not appeal the Ninth Circuit’s decision, and therefore that decision and the district court’s dismissal are now final.

Litigation Settlements

We settled a number of litigation matters during 2000 and paid a total of $11.9 million in one-time payments and related costs and fees in connection with these settlements. We settled antitrust and other claims against VISX filed by Jon Dishler and associated parties (“Dishler”). This settlement included a resolution of the claims filed in 1996 by Pillar Point, Summit Partner, and VISX Partner against Dishler. We also settled a lawsuit filed by John Taboada against Stephen Trokel, VISX, and VISX Partner seeking, among other things, a declaration that Taboada was the inventor of our U.S. Patent No. B1 5,108,388 (“’388) and a payment of royalties received by VISX for the “’388 patent. In connection with the Taboada settlement, the parties signed and filed with the court a stipulated judgment stating that Dr. Trokel is the sole inventor of the “’388 patent, and Taboada’s proceeding seeking a stay of the reexamination of the “’388 patent was dismissed. Finally, we settled an action filed by a group of former clinical investigators of the system made by Taunton Technologies Corporation (a predecessor of VISX) in which the plaintiffs alleged federal antitrust law violations, breach of contract, and unjust enrichment.

Lawsuits were filed against us in 1998 in connection with the activities of Pillar Point Partners (“Pillar Point”), a partnership between subsidiaries of VISX and Summit Technologies, Inc. (“Summit”). The purported class action lawsuits alleged, among other things, violations of various state and federal antitrust and unfair competition laws. Other claims involving Pillar Point were filed against VISX, Summit and others at various times. The Pillar Point partnership was dissolved in 1998, and in 2001 we and Summit, now a subsidiary of Alcon, Inc., settled certain of these actions. In connection with the settlements, VISX paid a total of $37.8 million in payments and related costs and fees. As a result of the settlements, all of the lawsuits have been dismissed with prejudice.

Other Litigation

We are involved in various other legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, contract disputes and other matters. Based on currently available information, we believe that we have meritorious defenses to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

Note 12. Subsequent Events

On March 31, 2003 VISX and NIDEK signed a term sheet outlining a global litigation settlement and patent cross-license.

The settlement outlined in the term sheet will resolve all litigation between the parties worldwide, including all of the parties’ patent and antitrust lawsuits in the United States. The settlement also will involve a worldwide cross-license of certain of the parties’ respective patents, and a payment by VISX to Nidek of $9.0 million for the settlement of Nidek’s antitrust and related claims.

The settlement and cross-license will not become effective until the signing of a final written agreement. Upon the signing of the agreement, the parties will submit requests for dismissal of the lawsuits to the appropriate courts for approval. We expect that the actions described below will be dismissed or otherwise resolved as a result of the settlement:

United States. In December 1998, we filed a lawsuit in United States District Court in Northern California alleging that Nidek’s laser systems infringe certain VISX patents (USDC ND Cal C98-4842-CRB). In March 1999, Nidek filed a lawsuit against us in the same court seeking damages for, among other things, alleged violations of federal and state antitrust laws and a declaration of noninfringement, invalidity and unenforceability of the patents asserted by us (USDC ND Cal C99-1528-CRB). This case was consolidated with our action against Nidek for patent infringement.

In 1999, we filed four patent infringement lawsuits against certain users of the Nidek laser system in various jurisdictions (captioned VISX, Incorporated v. Farmington Eye Center PLLC and Donald C. Fiander, MD (USDC ED Mich 99-60139); VISX, Incorporated v. OR Providers, Inc., Refractive Support, Inc., and Robert G. Wiley, M.D. (USDC ND Ohio 1:99CV00508); VISX, Incorporated v. Southwest Eye Care Center, Inc. et al. (USDC SD Cal 99 CV 1029L); and VISX, Incorporated v. Antoine L. Garabet et al. (USDC CD Cal 99-05284)). The defendants filed counterclaims seeking, in some cases, damages for alleged unfair competition and, in all cases, a declaration of noninfringement, invalidity and unenforceability of the patents asserted by us.

In February 2000, these latter actions were transferred to Multi-District Litigation in United States District Court in Northern California for the purpose of consolidating them with the actions between VISX and Nidek for pre-trial proceedings (MDL Docket No. 1319, the “California MDL”).

In January 2001, Nidek filed a lawsuit against us in United States District Court in Northern California alleging infringement of certain Nidek patents and seeking damages and injunctive relief (USDC ND Cal C01-20015 JF). We filed an answer to this complaint denying infringement and asserting certain other defenses.

The settlement negotiations which led up to the parties’ March 31 term sheet began in February 2003. On March 5, 2003, after learning of the parties’ discussions, the court in the California MDL vacated all scheduled court dates, including the summary judgment hearing date and the trial date of April 14, 2003, and conditionally dismissed the cases in the California MDL without prejudice. Under the terms of the court’s March 5 order, should the parties fail to conclude a settlement within 30 days of the date of the order, the court, upon notice by either party, will vacate the order and restore the cases to the calendar to be set for trial.

We expect that as a result of the settlement, our patent lawsuits against Nidek and the Nidek users, Nidek’s patent lawsuit against us, and Nidek’s and the Nidek users’ declaratory relief claims will be dismissed without prejudice. We further expect that Nidek’s and the Nidek users’ damages claims will be dismissed with prejudice.

International. We also brought patent infringement litigation against Nidek and certain Nidek users in Canada and against Nidek in France, in 1994 and 1997, respectively. The defendants contested our infringement claims as well as the validity of our patents. In 2001, a final judgment was entered in the Canadian proceeding holding that VISX’s patents were valid, but that defendants had not infringed them. We expect that as a result of the settlement, the parties will resolve certain court costs issues still pending in the Canadian litigation. We further expect that our patent infringement action against Nidek in France will be dismissed with prejudice.

In August 2000, Nidek filed an action in the Tokyo District Court in Japan against VISX’s Japanese subsidiary and others alleging infringement of Nidek’s Japanese Patent No. 2,809,959 (the “‘959 patent”). VISX thereafter initiated two proceedings in the Japanese Patent Office (“JPO”) challenging the validity of the ‘959 patent. In November 2001, the Tokyo District Court held that the VISX system does not infringe the ‘959 patent because the patent appears to be invalid. In January 2002, the JPO in the first invalidity proceeding held that the ‘959 patent is invalid. Nidek appealed both of these decisions to the Tokyo High Court.

On June 19, 2002, the JPO in the second invalidity proceeding issued a Notice of Reasons for Invalidation of the ‘959 patent based on additional grounds. In October 2002, Nidek filed with the JPO an Argument to rebut these additional grounds for invalidity and a Request for Correction of the ‘959 patent claims found invalid by the JPO. We expect that as a result of the settlement, our invalidity proceedings and Nidek’s infringement action will be withdrawn, rendering the appeals moot.

As a result of the signing of the March 31, 2003 term sheet, we believe that a final settlement is probable and the amount is estimable at $9 million; therefore we have recorded a $9.0 million charge for litigation settlement expense in the accompanying consolidated financial statements as of and for the year ended December 31, 2002. However, in the event the parties fail to reach a final settlement, the litigation described above will continue and the effect of the final outcome of these legal matters may differ from the $9 million recorded. Any adverse determination could have a material adverse effect on VISX’s business, financial position and future results of operations.

Independent Auditors’ Report

The Board of Directors and Stockholders

VISX, Incorporated:

We have audited the accompanying consolidated balance sheet of VISX, Incorporated and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended. In connection with our audit of the financial statements, we also have audited the financial statement schedule as of and for the year ended December 31, 2002 listed in Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The accompanying consolidated balance sheet of VISX, Incorporated as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2001 and 2000 and financial statement schedule as of and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule, before the revision described in Note 1 to the financial statements, in their report dated January 18, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule as of and for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements of VISX, Incorporated and subsidiaries as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated to reflect the adoption of Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” We audited the adjustments described in Note 1 that were applied to restate the statements of operations for the years ended December 31, 2001 and 2000. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of VISX, Incorporated and subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP

Mountain View, California

March 31, 2003

VISX is including in this Annual Report on Form 10-K, pursuant to guidance stated in SEC FRR 62, the prior years Independent Public Accountants Opinion, from the prior auditors Arthur Andersen LLP. This report was previously issued by Arthur Andersen LLP, for filing with our Form 10-K, for the fiscal year ended December 31, 2001 and has not been reissued by Arthur Andersen LLP. This opinion refers to previous financial statements, which are not included in this current filing (balance sheet as of December 31, 2000 and statements referred to for the fiscal year ended December 31, 1999.)

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California

January 18, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 7, 2002, the Board of Directors of VISX, upon recommendation of its Audit Committee, dismissed Arthur Andersen LLP (“Arthur Andersen”) as VISX’s independent auditors.

Arthur Andersen’s reports on the financial statements for the two most recent fiscal years have contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During VISX’s two most recent fiscal years, and through June 7, 2002, VISX has had no disagreements, as defined in Instruction 4 of Item 304 of Regulation S-K, with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen, would have caused them to make reference thereto in their reports on VISX’s financial statements for such years, and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

VISX has provided Arthur Andersen a copy of the above statements, and has received from Arthur Andersen a letter dated June 7, 2002, addressed to the Securities and Exchange Commission stating its agreement with such statements.

Effective as of June 7, 2002, the Board of Directors of the Company, upon recommendation of its Audit Committee, appointed KPMG LLP (“KPMG”) as VISX’s independent auditors.

During VISX’s two most recent fiscal years, and through June 7, 2002, VISX has not consulted with KPMG regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on VISX’s consolidated financial statements, or any other matters or reportable events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

There have been no disagreements with KPMG on accounting and financial disclosure.

PART III

Item 10. Directors and Executive Officers of VISX

The information required by this Item 10 regarding directors of VISX is incorporated into this item by reference to VISX’s definitive Proxy Statement (the “2003 Proxy Statement”) to be filed with the SEC and relating to its Annual Meeting of Stockholders to be held in 2003. For information regarding the executive officers of VISX, reference is made to Part I, Item 4A of this report.

Item 11. Executive Compensation

The information required by this Item 11 regarding compensation of VISX’s directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 regarding beneficial ownership of Common Stock by certain beneficial owners and by management of VISX is incorporated into this item by reference to the 2003 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item 13 regarding certain relationships and related transactions with management of VISX is incorporated into this item by reference to the 2003 Proxy Statement.

PART IV

Item 14. Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-14(c) and 15d-14(c)) within 90 days before the filing date of the annual report. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding required disclosures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2002:

(a)(2) Financial Statement Schedules. The following financial statement schedule is filed as part of this report: Schedule II — Valuation and Qualifying Accounts

(a)(3) Exhibits The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c) Exhibits. See Index to Exhibits.

(d) Financial Statement Schedules. See Item 15(a)2, above.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance	Charged to		Balance
	at Start	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

Year Ended December 31, 2000
• Allowances for doubtful accounts	$1,773	$4,894	$896	$5,771
Year Ended December 31, 2001
• Allowances for doubtful accounts	5,771	2,710	3,914	4,567
Year Ended December 31, 2002
• Allowances for doubtful accounts	4,567	1,397	3,401	2,563

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISX, INCORPORATED
a Delaware corporation

By:	/s/ELIZABETH H. DÁVILA

Elizabeth H. Dávila
Chief Executive Officer

Date: March 31, 2003

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

Signature	Title	Date

Principal Executive Officer:
/s/ ELIZABETH H. DÁVILA Elizabeth H. Dávila	Chairman of the Board, President and Chief Executive Officer	March 31, 2003

Principal Financial Officer:
/s/ TIMOTHY R. MAIER Timothy R. Maier	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)	March 31, 2003

Principal Accounting Officer:
/s/ DEREK A. BERTOCCI Derek A. Bertocci	Vice President, Controller (principal accounting officer)	March 31, 2003

Directors:
Laureen De Buono	Director
/s/ GLENDON E. FRENCH Glendon E. French	Director	March 31, 2003
/s/ JOHN W. GALIARDO John W. Galiardo	Director	March 31, 2003

Signature	Title	Date

/s/ JAY T. HOLMES Jay T. Holmes	Director	March 31, 2003
/s/ GARY PETERSMEYER Gary Petersmeyer	Director	March 31, 2003
/s/ RICHARD B. SAYFORD Richard B. Sayford	Director	March 31, 2003

CERTIFICATIONS

I, Elizabeth H. Dávila, certify that:

1.	I have reviewed this annual report on Form 10-K of VISX, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ELIZABETH H. DÁVILA
_______________________________________ Elizabeth H. Davila
Chief Executive Officer
March 31, 2003

CERTIFICATIONS

I, Timothy R. Maier, certify that:

1.	I have reviewed this annual report on Form 10-K of VISX, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY R. MAIER

Timothy R. Maier
Chief Financial Officer
March 31, 2003

INDEX TO EXHIBITS

[Item 14(c)]

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
3.2*	Amended and Restated Bylaws as revised through December 12, 2001 (previously filed as Exhibit 3.1 to Form 8-K dated December 21, 2001)
4.1*	Reference is made to Exhibits 3.1 and 3.2
4.2*	Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
4.3*	Rights Agreement dated August 3, 2000 between VISX, Incorporated and Fleet National Bank, as Rights Agent (previously filed as Exhibit 4.1 to Form 8-K filed on August 4, 2000)
4.4*	Amendment to the Rights Agreement, dated as of April 25, 2001, between VISX, Incorporated and Fleet National Bank, as Rights Agent (previously filed as Exhibit 4.2 to Form 8-K filed on May 1, 2001)
10.1*	Stock Option Plan (previously filed as Exhibit 10(E) to Form S-1 Registration Statement No. 33-23844)
10.2*	1990 Stock Option Plan (previously filed as Exhibit 10.39 to Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
10.3*	Agreement dated as of January 1, 1992, between International Business Machines Corporation and the Company (previously filed as Exhibit 10.34 to Amendment No. 1 to Form S-1 Registration Statement No. 33-46311)
10.4*	Formation Agreement dated June 3, 1992, among Summit Technology, Inc., VISX, Incorporated, Summit Partner, Inc., and VISX Partner, Inc. (previously filed as Exhibit 10.1 to Form 8-K dated June 3, 1992)
10.5*	General Partnership Agreement of Pillar Point Partners dated June 3, 1992, between VISX Partner, Inc. and Summit Partner, Inc. (previously filed as Exhibit 10.2 to Form 8-K dated June 3, 1992)
10.6*	License-back to VISX Agreement dated June 3, 1992, between Pillar Point Partners and the Company (previously filed as Exhibit 10.3 to Form 8-K dated June 3, 1992)
10.7*	Lease dated July 16, 1992, as amended October 2, 1992, between the Company and Sobrato Interests, a California limited partnership (previously filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 1992)
10.8*	1993 Flexible Stock Incentive Plan (previously filed as Exhibit 10.28 to Annual Report on Form 10-K dated March 30, 1993)
10.9*	1993 Employee Stock Purchase Plan (previously filed as Exhibit 10.29 to Annual Report on Form 10-K dated March 30, 1993)
10.10*	Form of Subscription Agreement (previously filed as Exhibit 10.24 to Form 10-K for the year ended December 31, 1994)
10.11*†	Agreement effective as of November 20, 1995, among the Company, Alcon Laboratories, Inc., and Alcon Pharmaceuticals, Ltd. (previously filed as Exhibit 10.28 to Form 10-K for the year ended December 31, 1995)
10.12*	Agreement and Stipulation of Settlement filed on November 20, 1995, in the Superior Court for the County of Santa Clara (previously filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1995)
10.13*	Second Amendment to Lease dated March 8, 1996, between the Company and Sobrato Interests, a California limited partnership (previously filed as Exhibit 10.29 to Form 10-K for the year ended December 31, 1995)
10.14*	1995 Stock Plan (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.15*	1995 Director Option Plan (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

Exhibit
Number	Description

10.16*	1996 Supplemental Stock Plan (previously filed as Exhibit 10.3 to Form S-8 Registration Statement No. 333-23999)
10.17*†	Settlement Agreement dated June 17, 1997 (previously filed as Exhibit 99.1 to Current Report on Form 8-K dated June 17, 1997)
10.18*†	Settlement and Dissolution Agreement dated June 4, 1998 (previously filed as Exhibit 99.1 to Current Report on Form 8-K filed June 23, 1998 and Form 8-K/A filed July 28, 1999).
10.19*	2000 Stock Plan (previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2000)
10.20*	2001 Nonstatutory Stock Option Plan (previously filed as Exhibit 10.2 to Registration Statement on Form S-8 (No. 333-57524) filed on March 23, 2001)
16.1*	Letter from Arthur Andersen LLP to the Securities & Exchange Commission (previously filed as Exhibit 16.1 to Current Report on Form 8-K filed June 7, 2002)
21.1	Subsidiaries
23.1	Independent Auditors’ Consent
23.2	Notice Regarding Consent of Arthur Andersen LLP
24.1	Power of Attorney (see page 57)
99.1	Certification of Chief Executive Officer and Chief Financial Officer

*	Previously filed.

†	Confidential Treatment has been requested and granted for certain portions of this exhibit.