Form 10-Q
period 2003-03-31
VISX INC
filed 2003-05-15
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)  No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X)  No (  )

Total number of shares of common stock outstanding as of April 30, 2003: 51,355,375.

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
Critical Accounting Policies
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Disclosure Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 99.1

VISX, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,828	$37,687
Short-term investments	93,057	85,268
Accounts receivable, net of allowance for doubtful accounts of $2,763 and $2,563, respectively	25,927	24,559
Inventories	14,244	12,751
Deferred tax assets and prepaid expenses	20,128	23,488

Total current assets	190,184	183,753
Property and Equipment, net	7,230	6,498
Long-Term Deferred Tax and Other Assets	9,440	10,341

	$206,854	$200,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,617	$4,341
Accrued liabilities and other current liabilities	40,621	41,061

Total current liabilities	46,238	45,402

Stockholders’ Equity:
Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued	650	650
Additional paid-in capital	202,573	202,700
Treasury stock, at cost 13,639,256 and 13,652,256 shares, respectively	(208,549)	(208,748)
Accumulated other comprehensive income	1,799	1,921
Retained earnings	164,143	158,667

Total stockholders’ equity	160,616	155,190

	$206,854	$200,592

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended
	March 31,

	2003	2002

	(unaudited)
Revenues:
System revenues	$9,926	$9,915
Service and parts revenues	4,830	5,090
License and other revenues	19,677	21,580

Total revenues	34,433	36,585

Costs and Expenses:
Cost of system revenues	8,295	8,181
Cost of service and parts revenues	3,697	3,216
Cost of license and other revenues	1,193	1,207
Selling, general and administrative	9,093	10,518
Research, development and regulatory	4,046	4,245

Total costs and expenses	26,324	27,367

Income From Operations	8,109	9,218
Interest and other income	943	1,531

Income Before Provision For Income Taxes	9,052	10,749
Provision for income taxes	3,576	4,246

Net Income	$5,476	$6,503

Earnings Per Share
Basic	$0.11	$0.12

Diluted	$0.11	$0.12

Shares Used For Earnings Per Share
Basic	51,342	54,509

Diluted	51,805	55,581

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$5,476	$6,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,275	905
Provision for doubtful accounts receivable	209	200
Increase (decrease) in operating assets and liabilities:
Accounts receivable	(1,577)	2,801
Inventories	(3,191)	707
Deferred tax assets and prepaid expenses	3,360	4,420
Long-term deferred tax and other assets	872	1,233
Accounts payable	1,276	1,978
Accrued liabilities	(440)	1,731

Net cash provided by operating activities	7,260	20,478

Cash flows from investing activities:
Capital expenditures	(280)	(542)
Purchase of short-term investments	(14,882)	(13,105)
Proceeds from maturities of short-term investments	6,971	23,523

Net cash provided by (used in) investing activities	(8,191)	9,876

Cash flows from financing activities:
Exercise of stock options	72	2,572
Repurchase of common stock	—	(16,238)

Net cash provided by (used in) financing activities	72	(13,666)

Effect of exchange rate changes	—	9

Net increase (decrease) in cash and cash equivalents	(859)	16,697
Cash and cash equivalents, beginning of period	37,687	15,349

Cash and cash equivalents, end of period	$36,828	$32,046

Supplemental Cash Flow Information:
Income taxes paid	$(10)	$91
Non-cash investing activities:
Inventory transferred to property and equipment under operating leases	1,698	1,284

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1. Basis of Presentation:

We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. Please read our 2002 Annual Report on Form 10-K to gain a more complete understanding of these interim financial statements.

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

	Three Months Ended
	March 31,

	2003	2002

NET INCOME	$5,476	$6,503

BASIC EARNINGS PER SHARE
Income available to common shareholders	$5,476	$6,503
Weighted average common shares outstanding	51,342	54,509

Basic Earnings Per Share	$0.11	$0.12

DILUTED EARNINGS PER SHARE
Income available to common shareholders	$5,476	$6,503

Weighted average common shares outstanding	51,342	54,509
Dilutive potential common shares from stock options	463	1,072

Weighted average common shares and dilutive potential common shares	51,805	55,581

Diluted Earnings Per Share	$0.11	$0.12

Options to purchase 6,597,000 and 5,303,000 shares during the three-month periods ended March 31, 2003 and 2002, respectively, were excluded from the computation of diluted EPS because the weighted average exercise prices for these options of $21.51 and $25.17, respectively, were greater than the average market price of our common stock during these periods.

3. Stock-Based Employee Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In accordance with APB 25 and FIN 44, we record no stock-based employee compensation cost in our net income because (1) all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant and (2) stock purchased through our Employee Stock Purchase Plan is priced at 85% of the fair market value of the stock on the first day or the end of each six month segment of a two year offering period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (unaudited, in thousands, except per share data).

		Three Months Ended
		March 31,

		2003	2002

Net Income	As Reported	$5,476	$6,503
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,817)	(2,252)

Net Income	Pro Forma	$3,659	$4,251

Basic Earnings Per Share	As Reported	$0.11	$0.12
	Pro Forma	0.07	0.08
Diluted Earnings Per Share	As Reported	$0.11	$0.12
	Pro Forma	0.07	0.08

Under SFAS 123 the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants issued in 2003 and 2002, respectively: risk-free interest rates of 2.4% and 4.1%, expected volatility of 73% and 76%, no expected dividends, and an expected life of 1.5 and 1.5 years beyond the vest date for each year’s vesting increment of an option.

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

4. Inventories (in thousands):

	March 31,	December 31,
	2003	2002

	(Unaudited)
Raw materials and subassemblies	$8,314	$8,108
Work in process	1,709	1,563
Finished goods	4,221	3,080

	$14,244	$12,751

5. Comprehensive Income (unaudited, in thousands):

	Three Months Ended
	March 31,

	2003	2002

NET INCOME	$5,476	$6,503
OTHER COMPREHENSIVE INCOME
Decrease in accumulated unrealized holding gains on available-for-sale securities	(122)	(1,235)
Change in accumulated foreign currency translation adjustment	—	9

COMPREHENSIVE INCOME	$5,354	$5,277

6. Warranty Obligations

Changes in product warranty obligations for the periods ended March 31, 2003 and 2002 are as follows (unaudited, in thousands):

	Three Months Ended
	March 31,

	2003	2002

Balance as of the beginning of the period	$1,963	$1,768
Expense accrued for new warranties	768	926
Cost of services provided	(751)	(1,049)

Balance as of the end of the period	$1,980	$1,645

7. Stock Repurchase Program

On April 4, 2001, our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with the April 4, 2001 authorization and applicable securities laws, through purchases on the open market we have repurchased 7.0 million shares cumulatively through March 31, 2003 at a total cost of $90.4 million, respectively. Accordingly, 3.0 million shares remain available as of March 31, 2003 for repurchase under the Board of Directors’ April 2001 authorization.

8. Significant Customer

A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”), formed in May 2002 through the merger of TLC Laser Eye Centers, Inc. and Laser Vision Centers, Inc., both long-term customers of ours. Sales to the combined company, TLC, accounted for 13% and 16% of total revenues in the first quarter of 2003 and 2002, respectively.

9. New Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of the fair value can be made, and expense charged over the life of the asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on our financial position or results of operations.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and nullified EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. We are required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations. The disclosure requirements have been adopted and incorporated in the footnotes to these financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

10. Subsequent Event

In April 2003, we acquired technology, including patents and other assets associated with our WaveScan WaveFront® System (“WaveScan System”) from 20/10 Perfect Vision Optische Gerate GmbH. We paid $5.9 million for this technology, which was previously licensed to us under an exclusive licensing agreement that is superseded by the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements, including but not limited to: the anticipated approval by the Food and Drug Administration (“FDA”) of our CustomVueTM procedure which provides for the treatment of patients using data from our WaveScan WaveFront® System (“WaveScan System”); declining laser upgrade revenue; our belief that a rebound in the U.S. economy and increases in consumer confidence will provide renewed support for the U.S. laser vision correction market in the future; our belief that ongoing technical advances (including our CustomVue™ procedure) have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses and will reduce concerns perceived by some consumers; research and development and regulatory expenditures; the sufficiency of our cash flow from operations combined with our existing cash, cash equivalents and short-term investments to meet our needs during the coming twelve months; and our belief that legal actions will not materially affect our business. These forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include the potential reduction in demand for our equipment and upgrades, and the potential decline in demand for procedures caused by the continued weakness in the economy, consumer confidence and stock markets in the United States. In addition, please see the disclosure under the caption “Risk Factors” at the end of Item 2. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The laser vision correction industry is evolving rapidly. Economic, market, and technology changes frequently affect VISX and could harm our business in the future. If any of the risks referred to above were to materialize, orders and revenues for the VISX STAR Excimer Laser System™ (“VISX STAR System”) and VisionKey® Cards could fluctuate or decline. Accordingly, our past results may not be useful in predicting our future results.

     Overview

VISX, Incorporated (“VISX”), a Delaware corporation organized in 1988, is a worldwide leader in the design and development of proprietary technologies and systems for laser vision correction. We sell products worldwide and generate the majority of our revenue through the sale of VisionKey Cards that are required to perform laser vision correction procedures on the VISX STAR System. We have also licensed our technology to other excimer laser system companies and generally receive royalties from the sale of their systems outside the U.S. and from procedures that are performed in the U.S. using their systems.

The FDA and comparable international regulatory agencies have approved the VISX STAR System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has also approved our WaveScan System, a diagnostic device that measures refractive errors in a person’s vision more precisely than did previously available technology. In international markets, the WaveScan System is used in conjunction with our VISX STAR System to perform CustomVue laser vision correction, which enhances laser vision correction and potentially improves vision beyond that of contacts and glasses. In the U.S., we are awaiting FDA approval of our CustomVueTM procedure.

Results of Operations

	Three Months Ended March 31,

REVENUES (000’s)	2003	2002	Change

System revenues	$9,926	$9,915	0%
Percent of total revenues	28.8%	27.1%
Service and parts revenues	4,830	5,090	(5)%
Percent of total revenues	14.0%	13.9%
License and other revenues	19,677	21,580	(9)%
Percent of total revenues	57.2%	59.0%
Total	$34,433	$36,585	(6)%

     System revenues

System revenues in the first quarter of 2003 were approximately the same as in the comparable period of the prior year. VISX STAR Laser System revenue declined $1.9 million due principally, we believe, to the economic slowdown in the U.S. and many of our markets abroad. Since approximately 80% of our U.S. customers had upgraded their STAR S2™ laser systems to the STAR S3™ model by the end of 2002, laser upgrade revenue continued to decline, down approximately $0.9 million from the prior year. We anticipate that upgrade revenue throughout 2003 will be significantly lower than in 2002. Sales of our WaveScan System generated approximately $2.8 million of additional sales revenue in the first quarter of 2003 as compared to the same period in 2002 as we continued to extend the rollout of this product.

     Service and parts revenues

Service and parts revenues in 2003 were $0.3 million lower than in 2002 due mainly to a new service plan that reduced the price charged for service contracts on laser systems with lower than average procedure volume.

     License and other revenues

License and other revenue in the first quarter of 2003 was $1.9 million lower than in the comparable period of 2002 due to a decline in the volume of U.S. procedures for which VISX earned procedure fees.

The U.S. economy has deteriorated over the last two years. One consequence has been a decline in consumers’ discretionary spending. Since laser vision correction surgery is elective and generally not covered by medical insurance, it has been adversely impacted. The volume of laser vision correction surgeries in the U.S. over the past two years has shown a correlation with changes in the stock market and consumer confidence index, both of which have declined significantly during this period. We believe these are the main factors causing the decline in U.S. procedure volume and related revenue. In addition, consumers also consider perceptions about the safety and effectiveness of the procedure. The lack of long-term follow-up studies of the procedure combined with media coverage of selected unfavorable outcomes may have contributed to uncertainty and delay by some potential consumers.

We believe that a rebound in the U.S. economy and increases in consumer confidence will provide renewed support for the U.S. laser vision correction market in the future. We also expect that ongoing technical advances (including our CustomVue™ procedure), which have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses, will reduce concerns perceived by some consumers regarding the safety of laser vision correction. Notwithstanding, we cannot accurately predict when, or to what extent, these anticipated changes in the economy and technology would impact our license and other revenues.

	Three Months Ended March 31,

COSTS & EXPENSES (000’s)	2003	2002	Change

Cost of system revenues	$8,295	$8,181	1%
Percent of related revenues	83.6%	82.5%
Cost of service and parts revenues	3,697	3,216	15%
Percent of related revenues	76.5%	63.2%
Cost of license and other revenues	1,193	1,207	(1)%
Percent of related revenues	6.1%	5.6%

Selling, general and administrative	9,093	10,518	(14)%
Percent of total revenues	26.4%	28.7%
Research, develop. and regulatory	4,046	4,245	(5)%
Percent of total revenues	11.8%	11.6%

     Cost of system revenues

Cost of system revenues was largely unchanged in the first quarter of 2003 from the corresponding period of the prior year. Sales of lasers and upgrades decreased while shipments of WaveScan Systems increased, but the overall gross profit margin remained fairly level.

     Cost of service and parts revenues

Cost of service and parts revenues increased $0.5 million due to higher costs to service a larger installed base of products in the United States.

     Cost of license and other revenues

Cost of license and other revenues decreased slightly in the first quarter of 2003 from the corresponding period of the prior year due to the decline in license and other revenue.

     Selling, general and administrative expenses

Selling, general and administrative expenses decreased $1.4 million to $9.1 million for the three months ended March 31, 2003 from $10.5 million for the three months ended March 31, 2002. This decrease was primarily due to a reduction in legal expenses of $2.8 million (including $1.5 million due to insurance reimbursements received during the first quarter of 2003 for legal expenses related to litigation between VISX and Nidek) offset partially by an increase in marketing costs of $0.9 million incurred in connection with our new CustomVue™ procedure.

     Research, development and regulatory expenses

Research, development and regulatory expenses decreased $0.2 million, to $ 4.0 million for the three months ended March 31, 2003 from $4.2 million for the three months ended March 31, 2002. We continued to focus on next generation technologies and developments for laser vision correction. These included laser platforms such as our STAR S4™ Excimer Laser System, eye diagnostic units such as our WaveScan System, and new methods for correcting vision disorders including our CustomVue procedure and early research and clinical trials on treatments for presbyopia. We also continued funding early stage research at Stanford University for future treatments for age-related macular degeneration (“AMD”) and other advanced technologies. We anticipate that our research, development and regulatory expenses in 2003 will be consistent with our expenditures in 2002.

     Interest and other income

The average yields on our portfolio of cash and investments were lower in 2003 compared to 2002. Accordingly, interest income declined in 2003 from 2002.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows:

	(000’s)
	March 31,	December 31,
	2003	2002

	(Unaudited)
Cash, cash equivalents and short-term investments	$129,885	$122,955
Working capital	143,946	138,351
Stockholders’ equity	160,616	155,190

Our cash, cash equivalents, and short-term investments consist principally of money market funds, and government and corporate bonds. All of our short-term investments are classified as “available-for-sale” under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized when realized on the consolidated statements of operations.

Cash, cash equivalents, and short-term investments increased by $6.9 million in the first quarter of 2003 principally because operating activities provided $7.3 million for the three months ended March 31, 2003.

Net operating activities provided $7.3 million of cash in the first quarter of 2003, down from $20.5 million provided in the first quarter of 2002. The principal factors that contributed to this difference are as follows. Net income decreased by $1.0 million due mainly to lower license revenues. Accounts receivable and inventories increased during 2003, whereas they decreased in 2002, resulting in an $8.3 million change in cash generation. Days sales outstanding in accounts receivable was 68 days at the end of the first quarter of 2003 as compared to 73 days at the comparable point in 2002. Inventory increased in 2003 due to an increase in finished goods. Deferred income tax assets and prepaid expenses decreased in both years due primarily to the utilization of net operating loss carryforwards and a reduction of deferred temporary tax timing differences. The reduction, however, was $1.1 million lower in 2003. Combined, accounts payable and accrued liabilities increased $2.9 million less in 2003 than in 2002 due to timing of payments and higher legal expenses in 2002.

Net cash used in investing activities was $8.2 million in the first quarter of 2003, compared to net cash provided by investing activities of $9.9 million in the first quarter of 2002. Net cash used in investing activities in the first quarter of 2003 consisted primarily of the net investment of cash generated from operations into short-term investments.

Net cash provided by financing activities was $0.1 million in the first quarter of 2003, compared to net cash used in financing activities of $13.7 million in the first quarter of 2002. This difference was due mainly to the fact that $16.2 million was used during the first quarter of 2002 to repurchase 1 million shares of VISX stock in open market transactions, whereas no stock was repurchased during the first quarter of 2003. Partially offsetting these cash expenditures in 2002 was $2.6 million received upon the exercise of stock options. In comparison, virtually no options were exercised in the first quarter of 2003.

On April 4, 2001, our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have purchased 7.0 million shares on the open market cumulatively through March 31, 2003. Accordingly, 3.0 million shares remain available for purchase in the future under current Board of Director authorization. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of March 31, 2003, we did not have any borrowings outstanding nor any credit agreements.

Our normal credit terms granted to customers are net 30 to 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX STAR Systems, in certain markets we provide long-term financing to customers for their purchase of our equipment. We consider a number of factors including industry practice, competition, and our evaluation of customers’ credit worthiness in determining when to offer such financing.

We believe that our operations will provide sufficient cash flow to meet our working capital and capital equipment needs during the coming twelve months. In addition, we have $130 million of cash, cash equivalents, and short-term investments as of March 31, 2003 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

In May 2002, VISX announced that it entered into an exclusive worldwide license agreement for a portfolio of patents held by Luis Ruiz, MD, relating to the treatment of presbyopia with multifocal ablations. VISX also signed an agreement with Tracey Technologies, LLC for rights to Tracey’s ray tracing technology for use in customized laser vision correction treatments. If clinical and regulatory milestones specified in both agreements were achieved, VISX would be committed to make additional payments of approximately $2 million in connection with these two agreements. VISX could be obligated for royalties in the future based on any future sales of the associated products.

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

     Revenue Recognition

Our revenue is comprised of the following: sale and rental of equipment and upgrades, service revenue, and license fees and related procedure revenue (“procedure revenue”). We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Under this standard, revenue is generally recognized when the following four criteria are met:

(1)	Persuasive evidence of an arrangement exists;

(2)	Delivery has occurred or services have been rendered;

(3)	Our selling price is fixed or determinable; and

(4)	Collectibility is reasonably assured.

All of our sales are documented by contract or purchase orders specifying sales prices and terms.

We sell directly to end customers in the U.S. Within the U.S. and Japan we directly handle installation of our equipment and upgrades and recognize revenue on these products after we have completed installation at a customer’s site. At this point we accrue an estimate of the cost of warranty service to be provided in the future. Outside the U.S. and Japan our standard terms are FOB VISX and we sell exclusively through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Accordingly, we recognize system revenue when we ship equipment for customers outside the U.S. and Japan and accrue an estimate of the cost of parts that we are obligated to provide under warranty. Under sales type lease agreements, system revenues are recognized upon shipment or installation, as appropriate. Under rental or operating lease agreements for systems, rental revenue is recognized over the term of the agreement. For customers who purchase service contracts, we recognize service revenue over the term of the contract. Payments received in advance of services performed are recorded as deferred revenue. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts. We recognize license fees and related procedure revenue from direct customers when we ship VisionKey® Cards. We recognize license fees from third party licensees when we receive payment. We classify shipping costs, net of any billings, in cost of revenues.

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

     Inventories

Inventories consist of purchased parts, subassemblies and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. We regularly review our inventory on hand plus on order and compare this to our estimate of demand over the following six months. Based on this analysis, we reduce the carrying value of our inventory for excess and obsolete items. Changes in competition, the economy, and technology can lead to variation in demand for our products. If the change in demand is significant, we may need to further reduce the carrying value of our inventory. All inventory write-downs result in a new cost basis and are charged to cost of revenues, accordingly any inventory write-down would impact our reported cost of revenues.

     Legal Contingencies

At the end of each accounting period we review all outstanding legal matters. If we believe it is probable that we will incur a loss as a result of the resolution of a legal matter and we can reasonably estimate the amount of the loss, we accrue our best estimate of the potential loss. It is very difficult to predict the future results of complex legal matters. New developments in legal matters can cause changes in previous estimates and result in significant changes in loss accruals. Currently we are not aware of any legal actions against us or threatened that we believe could materially adversely affect our business, financial condition or results of operations. However, we could in the future be subject to litigation claims that could cause us to incur significant expenses and put our business, financial position, and results of operations at material risk.

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

Market Acceptance. Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Laser vision correction has penetrated less than 5% of the eligible U.S. population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth both in the United States and internationally. Although laser vision correction offers a more predictable outcome and more precise results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). Some consumers may not choose to undergo laser vision correction because of these complications or more general concerns relating to its safety and efficacy and a general resistance to surgery. Alternatively, some consumers may elect to delay undergoing laser vision correction surgery because they believe improved technology and/or methods of treatment will be available in the near future. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced laser vision correction, these developments could have a material adverse effect on our business, financial position and results of operations.

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

Governmental Regulation. We are subject to extensive governmental regulation, which increases our costs and could prevent us from selling our products. Government regulation includes inspection of and controls over research and development, testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, pricing, record keeping, the sale and distribution of pharmaceutical products and samples and electronic records and electronic signatures. In the United States, we must obtain FDA approval or clearance for each medical device that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding. Our new products could take a significantly longer time than we expect to gain regulatory approval and may never gain approval. If a regulatory authority delays approval of a potentially significant product, our market value and operating results may decline. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies. If we are unable to obtain regulatory approval of our products, we will not be able to market these products, which would result in a decrease in our sales. Currently, we are actively pursuing approval for a number of our products from regulatory authorities in a number of countries, including, among others, the United States, countries in the European Union and Japan. In particular, we are awaiting approval from the FDA to perform our CustomVue™ procedure in the United States. Continued growth in our sales and profits will depend, in part, on the timely and successful introduction and marketing of some or all of these products.

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

Taxes. We operate throughout the United States and, consequently, are subject to various federal, state and local taxes, including sales, income, payroll, unemployment, property, franchise, capital and use tax on our operations, payroll, assets and services. Although we believe we have adequate provisions and accruals in our financial statements for tax liabilities, we cannot predict the outcome of all past and future tax assessments. If any taxing authority determines that we owe amounts for taxes greater than we expect, our earnings may be negatively affected.

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

Intellectual Property Disputes. The laser vision correction industry has been the subject of substantial litigation, both in the United States and internationally, specifically focusing on patents and proprietary rights. In the past, our patents have been challenged on several fronts and we have asserted our patents against competitors. Generally, these proceedings centered on whether infringement of the patents had occurred, and on the validity or enforceability of the patents. While all of these proceedings have now been resolved, other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers. If we were accused of infringing such competitors’ patents, and found to have infringed such patents, we could be subject to significant monetary liability and we could be enjoined from distributing our products. In addition, we may assert our patents against competitors as well. If our patents were found to be invalid or unenforceable (or in the event that parties against whom VISX asserted patent infringement were found not to be infringing our patents), our ability to collect license fees from the parties to the litigation or from other sellers or users of laser vision correction equipment in the United States may suffer and our revenues may decline. Any one of these results could harm our business. See Item 1 “Legal Proceedings” of Part II of this report for additional information regarding legal proceedings involving VISX.

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

Volatility of our Stock Price. The market price of our common stock has experienced fluctuations and is likely to fluctuate significantly in the future. Our stock price can fluctuate for a number of reasons, including:

•	announcements about us or our competitors;

•	results or settlements of any litigation;

•	quarterly variations in operating results;

•	the introduction or abandonment of new technologies or products;

•	changes in product pricing policies by us or our competitors;

•	changes in earnings estimates by analysts or changes in accounting policies; and

•	economic changes and political uncertainties.

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

Antitakeover Provisions in Our Charter Documents. In 2000, we adopted a stockholder rights plan. The presence of this plan could make it more difficult for a third party to engage in a takeover attempt, even a takeover attempt in which the potential purchaser offers to pay a per share price greater than the current market price for our common stock. In addition, the presence of the plan could delay or impede the removal of incumbent directors. These provisions may also impact the amount of interest investors have in our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2003 in our exposure to market risk for changes in interest rates and foreign currency exchange rates.

Item 4. Disclosure Controls and Procedures

VISX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c) and 15d-14(c)) within 90 days as of the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Overview

From time to time, we have been involved in a variety of legal proceedings. For a complete description of legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2002. During the quarter ended March 31, 2003, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows.

Patent Litigation: Nidek and Users of Nidek Lasers

On March 31, 2003, VISX and Nidek signed a term sheet outlining a global litigation settlement and patent cross-license. On April 4, 2003, VISX and Nidek concluded the settlement by signing final settlement and cross-license agreements. As a result of the signing of the March 31, 2003 term sheet, we concluded that a final settlement was probable and accrued a $9 million charge for litigation settlement expense in our financial statements for 2002.

Pursuant to the settlement, the following lawsuits have been or will be dismissed:

United States

In re Nidek Excimer Laser Surgery Systems Patent & Antitrust Litigation (USDC ND Cal, MDL No. 1319), which consisted of the following actions consolidated for pre-trial proceedings:

VISX, Incorporated v. Nidek Co., Ltd., et al. (USDC ND Cal, C98-4842-CRB). As a result of the settlement, this action was dismissed without prejudice.

Nidek Co., Ltd., et al. v. VISX, Incorporated (USDC ND Cal C99-1528-CRB). As a result of the settlement, this action was dismissed with prejudice.

VISX, Incorporated v. Farmington Eye Center PLLC, et al. (USDC ED Mich 99-60139; and USDC ND Cal C00-0870-CRB). As a result of the settlement, this action was dismissed without prejudice.

VISX, Incorporated v. Antoine L. Garabet, M.D., Inc., et al. (USDC CD Cal 99-05284; and USDC ND Cal C00-0868-CRB). As a result of the settlement, this action was dismissed without prejudice.

VISX, Incorporated v. Refractive Support, Inc., et al. (USDC ND Ohio 1:99CV00508; and USDC ND Cal C00-0871-CRB). As a result of the settlement, our claims and defendants’ declaratory relief claims were dismissed without prejudice, and defendants’ damages claims were dismissed with prejudice.

VISX, Incorporated v. Southwest Eye Care Center, Inc., et al. (USDC SD Cal 99 CV 1029L; and USDC ND Cal C00-0869-CRB). As a result of the settlement, our claims and defendants’ declaratory relief claims were dismissed without prejudice, and defendants’ damages claims were dismissed with prejudice.

Nidek Co., Ltd. v. VISX, Incorporated (USDC ND Cal C01-20015 JF). As a result of the settlement, this action was dismissed without prejudice.

Canada, France and Japan

As a result of the settlement, the parties resolved certain court costs issues that were still pending in their Canadian litigation. As a further result of the settlement, our patent infringement action against Nidek in France will be dismissed with prejudice, and our patent invalidity proceedings and Nidek’s patent infringement action in Japan were withdrawn, rendering Nidek’s Japanese appeals moot.

While we are involved in litigation arising periodically in the ordinary course of business, we are not aware of any actions against us that we believe would materially adversely affect our business, financial condition or results of operations. However, in the future we could be subject to litigation claims that could cause us to incur significant expenses.

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, VISX is responsible for disclosing the non-audit services approved by VISX ’s Audit Committee to be performed by KPMG LLP, VISX ’s independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of VISX. The non-audit services approved by the Audit Committee in the first quarter are considered by VISX to be audit-related services that closely relate to the financial audit process. Each of the services has been approved in accordance with a pre-approval from the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee.

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

VISX, Incorporated

(Registrant)

May 12, 2003	/s/ Elizabeth H. Dávila
(Date)
Elizabeth H. Dávila
Chairman of the Board and
Chief Executive Officer

May 12, 2003	/s/ Timothy R. Maier
(Date)
Timothy R. Maier
Executive Vice President and
Chief Financial Officer (principal
financial officer)

May 12, 2003	/s/ Derek A. Bertocci
(Date)
Derek A. Bertocci
Vice President, Controller (principal
accounting officer)

CERTIFICATION

I, Elizabeth H. Dávila, certify that:

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

/s/ Elizabeth H. Dávila

Elizabeth H. Dávila
Chief Executive Officer
May 12, 2003

CERTIFICATION

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

/s/ Timothy R. Maier

Timothy R. Maier
Chief Financial Officer
May 12, 2003

EXHIBIT INDEX

99.1	Certification of Chief Executive Officer and Chief Financial Officer