Form 10-Q
period 2003-06-30
VISX INC
filed 2003-08-01
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Total number of shares of common stock outstanding as of July 25, 2003: 48,011,205

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
Risk Factors
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Disclosure Controls and Procedures
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

VISX, INCORPORATED

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Interim Financial Statements
	Condensed Consolidated Interim Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Condensed Consolidated Interim Statements of Operations for the Three Months Ended June 30, 2003 and 2002 and for the Six Months Ended June 30, 2003 and 2002	4
	Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5
	Notes to Condensed Consolidated Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview	10
	Results of Operations	11
	Liquidity and Capital Resources	14
	Critical Accounting Policies	15
	Risk Factors	17
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22
Item 4.	Disclosure Controls and Procedures	22
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25

PART I. FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$16,554	$37,687
Short-term investments	37,809	85,268
Accounts receivable, net of allowance for doubtful accounts of $2,501 and $2,563, respectively	27,146	24,559
Inventories	15,626	12,751
Deferred tax assets and prepaid expenses	17,871	23,488

Total current assets	115,006	183,753
Property and Equipment, net	7,600	6,498
Long-Term Deferred Tax and Other Assets	14,081	10,341

	$136,687	$200,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,006	$4,341
Accrued liabilities	30,319	41,061

Total current liabilities	35,325	45,402

Stockholders’ Equity:
Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued	650	650
Additional paid-in capital	201,921	202,700
Treasury stock, at cost 17,040,762 and 13,652,256 shares, respectively	(270,030)	(208,748)
Accumulated comprehensive income	580	1,921
Retained earnings	168,241	158,667

Total stockholders’ equity	101,362	155,190

	$136,687	$200,592

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

		(unaudited)
Revenues:
System revenues	$7,681	$12,804	$17,607	$22,719
Service and parts revenues	4,241	4,844	9,071	9,934
License and other revenues	20,064	18,991	39,741	40,571

Total revenues	31,986	36,639	66,419	73,224

Costs and Expenses:
Cost of system revenues	7,153	7,232	15,448	15,413
Cost of service and parts revenues	3,530	3,502	7,227	6,718
Cost of license and other revenues	707	1,251	1,539	2,458
Selling, general, and administrative	10,854	11,661	20,308	22,179
Research, development and regulatory	4,789	4,779	8,835	9,024

Total costs and expenses	27,033	28,425	53,357	55,792

Income From Operations	4,953	8,214	13,062	17,432
Interest and other income	1,818	1,561	2,761	3,092

Income Before Provision For Income Taxes	6,771	9,775	15,823	20,524
Provision for income taxes	(2,673)	(3,859)	(6,249)	(8,105)

Net Income	$4,098	$5,916	$9,574	$12,419

Earnings Per Share
Basic	$0.08	$0.11	$0.19	$0.23

Diluted	$0.08	$0.11	$0.19	$0.23

Shares Used For Earnings Per Share
Basic	50,076	53,889	50,705	54,197

Diluted	51,406	54,809	51,601	55,191

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$9,574	$12,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,495	1,690
Provision for doubtful accounts receivable	(53)	569
Changes in operating assets and liabilities:
Accounts receivable	(2,534)	5,981
Inventories	(6,501)	(994)
Deferred tax assets and prepaid expenses	5,617	7,079
Long-term deferred tax and other assets	1,518	1,424
Accounts payable	665	1,677
Accrued liabilities	(10,742)	(3,677)

Net cash provided by operating activities	1,039	26,168

Cash flows from investing activities:
Capital expenditures	(329)	(1,498)
Cash paid for acquisition of patents and technology assets	(5,900)	—
Purchase of short-term investments	(35,944)	(33,398)
Sales and maturities of short-term investments	82,071	36,432

Net cash provided by investing activities	39,898	1,536

Cash flows from financing activities:
Exercise of stock options	939	4,352
Repurchase of common stock	(63,000)	(23,707)

Net cash used in financing activities	(62,061)	(19,355)

Effect of exchange rate changes on cash	(9)	20

Net increase (decrease) in cash and cash equivalents	(21,133)	8,369
Cash and cash equivalents, beginning of period	37,687	15,349

Cash and cash equivalents, end of period	$16,554	$23,718

Non-Cash Investing Activities:
Inventory transferred to property and equipment under operating leases	$3,626	$1,599

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2003
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET INCOME	$4,098	$5,916	$9,574	$12,419

BASIC EARNINGS PER SHARE
Income available to common shareholders	$4,098	$5,916	$9,574	$12,419
Weighted average common shares outstanding	50,076	53,889	50,705	54,197

Basic Earnings Per Share	$0.08	$0.11	$0.19	$0.23

DILUTED EARNINGS PER SHARE
Income available to common shareholders	$4,098	$5,916	$9,574	$12,419

Weighted average common shares outstanding	50,076	53,889	50,705	54,197
Dilutive potential common shares from stock options	1,330	920	896	994

Weighted average common shares and dilutive potential common shares	51,406	54,809	51,601	55,191

Diluted Earnings Per Share	$0.08	$0.11	$0.19	$0.23

Options to purchase 4,716,000 shares and 6,257,000 shares during the three months ended June 30, 2003 and 2002, respectively, were excluded from the computation of diluted EPS because the weighted average exercise prices for these options of $24.52 and $23.39, respectively, were greater than the average market price of VISX’s common stock during these periods.

Options to purchase 6,095,000 shares and 6,055,000 shares during the six months ended June 30, 2003 and 2002, respectively, were excluded from the computation of diluted EPS because the weighted average exercise prices for these options of $22.35 and $23.79, respectively, were greater than the average market price of VISX’s common stock during these periods.

3.	Stock-Based Employee Compensation

We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In accordance with APB 25 and FIN 44, we record no stock-based employee compensation cost in our net income because (1) all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant and (2) stock purchased through our Employee Stock Purchase Plan (“ESPP”) is priced at 85% of the fair market value of the stock on the first day or the end of each six month segment of a two year offering period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (unaudited, in thousands, except per share data).

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2003	2002	2003	2002

Net Income	As Reported	$4,098	$5,916	$9,574	$12,419
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,349)	(2,618)	(4,164)	(4,870)

Net Income	Pro Forma	$1,749	$3,298	$5,410	$7,549

Basic Earnings Per Share	As Reported	$0.08	$0.11	$0.19	$0.23
	Pro Forma	0.03	0.06	0.11	0.14
Diluted Earnings Per Share	As Reported	$0.08	$0.11	$0.19	$0.23
	Pro Forma	0.03	0.06	0.11	0.14

For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Expected life of options (in years)	2.93	4.22	4.27	4.22
Expected life of ESPP rights (in years)	1.25	1.25	1.25	1.25
Volatility for options	61%	79%	75%	79%
Volatility for ESPP rights	60%	65%	60%	65%
Risk free interest rate for options	1.68%	3.95%	2.49%	4.24%
Risk free interest rate for ESPP rights	1.61%	2.04%	1.61%	2.04%
Dividend yield	0.0%	0.0%	0.0%	0.0%

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

4.	Inventories (in thousands):

	June 30,	December 31,
	2003	2002

	(Unaudited)
Raw materials and subassemblies	$7,877	$8,108
Work in process	1,935	1,563
Finished goods	5,814	3,080

Total	$15,626	$12,751

5.	Comprehensive Income (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

NET INCOME	$4,098	$5,916	$9,574	$12,419
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on available-for-sale securities	(1,210)	261	(1,332)	(974)
Change in accumulated foreign currency translation adjustment	(9)	11	(9)	20

COMPREHENSIVE INCOME	$2,879	$6,188	$8,233	$11,465

6.	Warranty Obligations

Changes in product warranty obligations for the periods ended June 30, 2003 and 2002 are as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Balance as of the beginning of the period	$1,980	$1,645	$1,963	$1,768
Expense accrued for new warranties	630	471	1,398	1,397
Cost of services provided	(947)	(326)	(1,698)	(1,375)

Balance as of the end of the period	$1,663	$1,790	$1,663	$1,790

7.	Stock Repurchase Program

On April 4, 2001, our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with the April 4, 2001 authorization and applicable securities laws, through purchases on the open market we have repurchased 7.0 million shares cumulatively through June 30, 2003 at a total cost of $90.4 million. Additionally, under separate Board of Director authorization we repurchased 3.5 million shares of VISX stock during the quarter ended June 30, 2003. Accordingly, 3.0 million shares remain available as of June 30, 2003 for repurchase under the Board of Directors’ April 2001 authorization.

8.     Significant Customers

A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”), formed in May 2002 through the merger of TLC Laser Eye Centers, Inc. and Laser Vision Centers, Inc., both long-term customers of ours. Sales to the combined company, TLC, accounted for 10% and 17% of total revenues in the second quarter of 2003 and 2002, respectively, and 11% and 17% of total revenues in the first half of 2003 and 2002, respectively.

At June 30, 2003 TLC Vision Corporation and DVI, Inc., a healthcare finance company, represented 24% and 14% of accounts receivable, respectively. At December 31, 2002 TLC Vision Corporation and DVI, Inc. represented 22% and 6% of accounts receivable, respectively.

9.     New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 but do not expect a material impact on our financial position or results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements, including but not limited to: declining laser upgrade revenues; our belief that a rebound in the U.S. economy and increases in consumer confidence will provide renewed support for the U.S. laser vision correction market in the future; our belief that ongoing technical advances (including our CustomVue™ procedure) have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses and will reduce concerns perceived by some consumers; research and development and regulatory expenditures; our belief that gross profit margin on system revenues will remain lower than the comparative 2002 period throughout the remainder of 2003; the sufficiency of our cash flow from operations combined with our existing cash, cash equivalents and short-term investments to meet our needs during the coming twelve months; our belief that our interest and other income for the remainder of 2003 will be significantly lower than the comparative 2002 periods; and our belief that legal actions will not materially affect our business. These forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include the potential reduction in demand for our equipment and upgrades, and the potential decline in demand for procedures caused by the continued weakness in the economy, consumer confidence and stock markets in the United States. In addition, please see the disclosure under the caption “Risk Factors” at the end of Item 2. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The laser vision correction industry is evolving rapidly. Economic, market, and technology changes frequently affect VISX and could harm our business in the future. If any of the risks referred to above were to materialize, orders and revenues for the VISX STAR™ Excimer Laser System (“VISX STAR System”), WaveScan® System and/or VisionKey® Cards could fluctuate or decline. Accordingly, our past results may not be useful in predicting our future results.

     Overview

VISX, Incorporated (“VISX”), a Delaware corporation organized in 1988, is a worldwide leader in the design and development of proprietary technologies and systems for laser vision correction. We sell products worldwide and generate the majority of our revenues through the sale of VisionKey Cards that are required to perform laser vision correction procedures on the VISX STAR System. We have also licensed our technology to other excimer laser system companies and generally receive royalties from the sale of their systems outside the U.S. and from procedures that are performed in the U.S. using their systems.

The FDA and comparable international regulatory agencies have approved the VISX STAR System for use in the treatment of most types of refractive vision disorders including nearsightedness, farsightedness, and astigmatism. The FDA has also approved our WaveScan System, a diagnostic device that measures refractive errors in a person’s vision more precisely than did previously available technology. The WaveScan System is used in conjunction with our VISX STAR System to perform CustomVue laser vision correction, which enhances laser vision correction and potentially improves vision beyond that of contacts and glasses. In the U.S., we received FDA approval of our CustomVue procedure in May 2003.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,

REVENUES (000’s)	2003	2002	Change	2003	2002	Change

System revenues	$7,681	$12,804	(40)%	$17,607	$22,719	(23)%
Percent of total revenues	24.0%	35.0%		26.5%	31.0%
Service and parts revenues	4,241	4,844	(12)%	9,071	9,934	(9)%
Percent of total revenues	13.3%	13.2%		13.7%	13.6%
License and other revenues	20,064	18,991	6%	39,741	40,571	(2)%
Percent of total revenues	62.7%	51.8%		59.8%	55.4%
Total	$31,986	$36,639	(13)%	$66,419	$73,224	(9)%

System revenues

System revenues decreased $5.1 million, to $7.7 million for the three months ended June 30, 2003 from $12.8 million for the three months ended June 30, 2002. System revenues decreased $5.1 million, to $17.6 million for the six months ended June 30, 2003 from $22.7 million for the six months ended June 30, 2002. Sales of laser systems declined $3.4 million and $5.3 million in the second quarter and first half of 2003, respectively, from the comparable periods of the prior year. We believe the decline was due primarily to the economic slowdown in the United States and many of our markets abroad. Aggressive tactics by competitors also affected our sales. Additionally, we experienced a decline in Far East system revenues primarily due to political tensions in Korea and concerns with SARS in our other markets. Our average selling price for laser systems was lower than in the prior year due to the factors discussed above. Upgrade revenues declined $5.3 million and $6.2 million in the second quarter and first half of 2002, respectively, from the comparable periods of the prior year. The decline in upgrade revenues was due to the fact that approximately 80% of our lasers in active use in the U.S. have already been upgraded. We anticipate that upgrade revenues throughout 2003 will be significantly lower than in 2002. WaveScan system sales increased $3.5 million and $6.3 million in the second quarter and first half of 2002, respectively, over the comparable periods of the prior year due to CustomVue approval in May that had been long anticipated by our customers.

Service and parts revenues

Service and parts revenues decreased $0.6 million for the three months ended June 30, 2003, from $4.8 million for the three months ended June 30, 2002. Service and parts revenues decreased $0.9 million for the six months ended June 30, 2003, from $9.9 million for the six months ended June 30, 2002. The declines were due mainly to a new service plan introduced during 2002 that reduced the price charged for service contracts on laser systems with lower than average procedure volume.

License and other revenues

License and other revenues increased $1.1 million, to $20.1 million for the three months ended June 30, 2003 from $19.0 million for the three months ended June 30, 2002. The increase was attributable primarily to customers in the U.S. purchasing VisionKey cards for CustomVue procedures during June. Our selling price for CustomVue procedures is approximately double that for standard procedures. License and other revenues decreased $0.9 million to $39.7 million for the six months ended June 30, 2003 from $40.6 million for the six months ended June 30, 2002. The decrease was attributable primarily to customers in the U.S. purchasing VisionKey cards for fewer procedures in the first half of 2003 than in the comparable period of 2002.

The U.S. economy has deteriorated over the last two years. One consequence has been a decline in consumers’ discretionary spending. Since laser vision correction surgery is elective and generally not covered by medical insurance, it has been adversely impacted. The volume of laser vision correction surgeries in the U.S. over the past two years has shown a correlation with changes in the stock market and consumer confidence index, both of which have declined significantly during this period. We believe these are the main factors causing the decline in U.S. procedure volume. In addition, consumers also consider perceptions about the safety and effectiveness of the procedure. The lack of long-term follow-up studies of the procedure combined with media coverage of selected unfavorable outcomes may have contributed to uncertainty and delay by some potential consumers.

We believe that a rebound in the U.S. economy and increases in consumer confidence will provide renewed support for the U.S. laser vision correction market in the future. We also expect that ongoing technical advances (including our CustomVue procedure), which have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses, will reduce concerns perceived by some consumers regarding the safety of laser vision correction. Notwithstanding, we cannot accurately predict when, or to what extent, these anticipated changes in the economy and technology would impact our license and other revenues.

	Three Months Ended June 30,			Six Months Ended June 30,

COSTS & EXPENSES (000’s)	2003	2002	Change	2003	2002	Change

Cost of system revenues	$7,153	$7,232	(1)%	$15,448	$15,413	0%
Percent of related revenues	93.1%	56.5%		87.7%	67.8%
Cost of service and parts revenues	3,530	3,502	1%	7,227	6,718	8%
Percent of related revenues	83.2%	72.3%		79.7%	67.6%
Cost of license and other revenues	707	1,251	(43)%	1,539	2,458	(37)%
Percent of related revenues	3.5%	6.6%		3.9%	6.1%
Selling, gen’l and admin	10,854	11,661	(7)%	20,308	22,179	(8)%
Percent of total revenues	33.9%	31.8%		30.6%	30.3%
Research, develop. and regulatory	4,789	4,779	0%	8,835	9,024	(2)%
Percent of total revenues	15.0%	13.0%		13.3%	12.3%

Cost of system revenues

Cost of system revenues decreased slightly to $7.2 million for the three months ended June 30, 2003 from $7.2 million for the three months ended June 30, 2002. Cost of system revenues was largely unchanged in the six months ended June 30, 2003 from the corresponding period of the prior year. Sales of lasers and upgrades decreased while shipments of WaveScan Systems increased. The decline in cost of system revenues was due primarily to lower cost related to reduced laser upgrade revenue. The gross profit margin on system revenues was higher in 2002 than in 2003 due to more sales of lasers and upgrades in 2002 compared to 2003. We anticipate that the gross profit margin on system revenues will remain lower than the comparative 2002 period throughout the remainder of 2003.

Cost of service and parts revenues

Cost of service and parts revenues was largely unchanged in the second quarter of 2003 from the corresponding period of the prior year. Cost of service and parts revenues increased $0.5 million, to $7.2 million for the six months ended June 30, 2003, from $6.7 million for the six months ended June 30, 2002. Cost of service and parts revenues increased $0.5 million due to higher costs to service a larger installed base of products in the United States. The gross profit margin on service and parts revenues was lower in 2003 than in 2002 due primarily to the lower price associated with the new service plan introduced during 2002.

Cost of license and other revenues

Cost of license and other revenues decreased $0.6 million to $0.7 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. Cost of revenues decreased $1.0 million to $1.5 million for the six months ended June 30, 2003 from $2.5 million for the six months ended June 30, 2002. These decreases were due to the sale of fewer keycards in 2003 when compared to the related period in 2002.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased $0.8 million to $10.9 million for the three months ended June 30, 2003 from $11.7 million for the three months ended June 30, 2002. Selling, general, and administrative expenses decreased $1.9 million to $20.3 million for the six months ended June 30, 2003 from $22.2 million for the six months ended June 30, 2002. Legal expenses decreased by $5.1 million in 2003 compared to 2002 primarily as a result of the Nidek settlement. In addition, legal expenses in the second quarter and first half of 2003 were lower as the result of $2.1 million in insurance reimbursements received during 2003. This compares to a $1.5 million insurance reimbursement in the second quarter of 2002. These decreases were offset by marketing costs incurred in connection with our new CustomVue procedure plus $1.2 million additional general expenses associated with the filing of the 2003 proxy statement and stockholder vote.

Research, development and regulatory expenses

Research, development and regulatory expenses were consistent between the three months ended June 30, 2003 and 2002. Research, development and regulatory expenses decreased $0.2 million to $8.8 million for the six months ended June 30, 2003 from $9.0 million for the six months ended June 30, 2002. We continued to focus on next generation technologies and developments for laser vision correction. These included laser platforms such as our STAR S4™ Excimer Laser System, eye diagnostic units such as our WaveScan System, and new methods for correcting vision disorders including our CustomVue procedure and early research and clinical trials on treatments for presbyopia. We also continued funding early stage research at Stanford University for future treatments for age-related macular degeneration (“AMD”) and other advanced technologies. We anticipate that our research, development and regulatory expenses in 2003 will be consistent with our expenditures in 2002.

Interest and other income

Our average balance of cash invested in interest bearing securities was lowered in 2003 from 2002 due to cash used to repurchase our stock. Additionally, our average yields on our portfolio of cash and investments was lower in 2003 compared to 2002. Accordingly, interest income declined in 2003 from 2002 during the six months ended June 30, 2002. However, during the three months ended June 30, 2003 we realized the holding gains on available-for-sale securities when we sold our short-term investments which were previously recorded in accumulated other comprehensive income. This caused interest income to increase approximately $1.2 million during the three months ended June 30, 2003. We anticipate that our interest and other income for the remainder of 2003 will be significantly lower than during the comparative 2002 periods due to our reduced cash, cash equivalents and short-term investments balance as of June 30, 2003 and lower market interest rates.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments and working capital were as follows:

	(000’s)
	June 30,	December 31,
	2003	2002

	(Unaudited)
Cash, cash equivalents and short-term investments	$54,363	$122,955
Working capital	79,681	138,351
Stockholders’ equity	101,362	155,190

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

Cash, cash equivalents, and short-term investments decreased by $68.6 million in the first half of 2003 principally because of stock repurchases of $63.0 million for the six months ended June 30, 2003.

Net operating activities provided $1.0 million of cash in the first half of 2003, down from $26.2 million provided in the first half of 2002. The principal factors that contributed to this difference are as follows. Net income decreased by $2.8 million due mainly to lower license revenues. Accounts receivable and inventories increased during 2003, whereas accounts receivable decreased in 2002, resulting in a $14.0 million change in cash generation. Days sales outstanding in accounts receivable was 77 days at the end of the second quarter of 2003 as compared to 64 days at the comparable point in 2002. Inventory increased in 2003 due to an increase in finished goods. Deferred income tax assets and prepaid expenses decreased in both years due primarily to the utilization of net operating loss carryforwards and a reduction of deferred temporary tax timing differences. Combined, accounts payable and accrued liabilities decreased $8.1 million more in 2003 than in 2002 due primarily to a payment to Nidek as settlement for antitrust and related claims.

Net cash provided by investing activities was $39.9 million in the first half of 2003, compared to net cash provided by investing activities of $1.5 million in the first half of 2002. Net cash provided by investing activities in the first half of 2003 consisted primarily of the proceeds from the sale of short-term investments. This was partially offset by a payment of $5.9 million for acquired patents and technology assets from 20/10 Perfect Vision Optische Gerate GmbH.

Net cash used in financing activities was $62.1 million in the first half of 2003, compared to net cash used in financing activities of $19.4 million in the first half of 2002. This difference was due mainly to the fact that $23.7 million was used during the first half of 2002 to repurchase 1.6 million shares of VISX stock in open market transactions, whereas 3.5 million shares of VISX stock was repurchased during the first half of 2003 for $63.0 million. Partially offsetting these cash expenditures in 2003 was $0.9 million received upon the exercise of stock options. In comparison, $4.4 million was received upon the exercise of stock options in the first half of 2002.

On April 4, 2001, our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have purchased 7.0 million shares on the open market cumulatively through June 30, 2003. Additionally, under separate Board of Director authorization we repurchased 3.5 million shares of VISX stock during the quarter ended June 30, 2003. Accordingly, 3.0 million shares remain available for purchase in the future under current Board of Director authorization. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of June 30, 2003, we did not have any borrowings outstanding nor any credit agreements.

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

We believe that our operations will provide sufficient cash flow to meet our working capital and capital equipment needs during the coming twelve months. In addition, we have $54 million of cash, cash equivalents, and short-term investments as of June 30, 2003 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

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

We sell directly to end customers in the U.S. Within the U.S. and Japan we directly handle installation of our equipment and upgrades and recognize revenue on these products after we have completed installation at a customer’s site. At this point we accrue an estimate of the cost of warranty service to be provided in the future. Outside the U.S. and Japan our standard terms are FOB VISX and we sell through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Accordingly, we recognize system revenue when we ship equipment for customers outside the U.S. and Japan and accrue an estimate of the cost of parts that we are obligated to provide under warranty. Under sales type lease agreements, system revenues are recognized upon shipment or installation, as appropriate. Under rental or operating lease agreements for systems, rental revenue is recognized over the term of the agreement. For customers who purchase service contracts, we recognize service revenue over the term of the contract. Payments received in advance of services performed are recorded as deferred revenue. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts. We recognize license fees and related procedure revenue from direct customers when we ship VisionKey Cards. We recognize license fees from third party licensees when we receive payment. We classify shipping costs, net of any billings, in cost of revenues.

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

Market Acceptance. Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Laser vision correction has penetrated less than 5% of the eligible U.S. population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher priced CustomVue procedure, both in the United States and internationally. Although laser vision correction offers a more predictable outcome and more precise results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). Some consumers may not choose to undergo laser vision correction because of these complications or more general concerns relating to its safety and efficacy and a general resistance to surgery. Alternatively, some consumers may elect to delay undergoing laser vision correction surgery because they believe improved technology and/or methods of treatment will be available in the near future. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced laser vision correction, these developments could have a material adverse effect on our business, financial position and results of operations.

Patents and Intellectual Property Disputes. Our business is dependent on the enforceability and the validity of our United States and foreign patents. We own over 200 United States and foreign patents and have approximately 200 patent applications pending. In the past, our patents have been challenged on several fronts and we have asserted our patents against competitors. Generally, these proceedings centered on whether infringement of the patents had occurred, and on the validity or enforceability of the patents. While all of these proceedings have now been resolved, we may assert our patents against competitors in the future. If in any future proceedings our patents were found to be invalid or unenforceable (or in the event that parties against whom VISX asserted patent infringement were found not to be infringing our patents) our ability to collect license fees from the parties to the litigation or from other sellers or users of laser vision correction equipment in the United States may suffer and our revenues may decline. In addition, other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers. If we were accused of infringing such competitors’ patents, and found to have infringed such patents, we could be subject to significant monetary liability and enjoined from distributing our products. Any one of these results could harm our business. See Item 1 “Legal Proceedings” of Part II of this report for additional information regarding legal proceedings involving VISX.

Competition. Intense competition in the laser vision correction industry could result in the loss of customers, an inability to attract new customers, or a decrease in prices for our products. The medical device and ophthalmic laser industries are subject to intense competition and technological change. Not only does laser vision correction compete with more traditional vision correction options such as eyeglasses and contact lenses, it also competes with other technologies and surgical techniques such as corneal implants, intraocular lenses, and surgery using different types of lasers. In addition, the market for laser vision correction systems has become increasingly competitive in recent years as a result of FDA approval of several laser systems. The VISX® System competes with products marketed or under development by other laser and medical equipment manufacturers, many of which have greater financial and other resources. Competitors may offer laser systems at a lower price, may price their laser systems as part of a bundle of products or services, may develop procedures that involve a lower per procedure cost, or may offer products perceived as preferable to the VISX System. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by VISX, which therapies could be more medically effective and less expensive than laser vision correction, and could potentially render laser vision correction obsolete. Any such developments could have a material adverse effect on our business, financial position and results of operations.

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

Third Party Financing Entities. We have relationships with third party financing entities that purchase our products directly and subsequently lease and/or sell these products to our end-user customers, or provide financing directly to customers who purchase our products directly from us. DVI Strategic Partner Group, a division of DVI Inc. (“DVI”), currently provides the majority of these services, representing approximately 14% of our existing accounts receivable, which equaled $4.6 million as of June 30, 2003. Should DVI or any other third party financing entities fail or refuse to pay us in a timely manner or at all, it could negatively affect our cash flows and could have a material adverse effect on our business, financial position and results of operation.

Significant Customers. A significant portion of our revenues has been derived from sales to TLC Vision Corporation (“TLC”) formed in May 2002 through the merger of Laser Vision Centers, Inc. and TLC Laser Eye Centers, Inc., both long-term customers of ours. The combined company, TLC, accounted for 10% and 17% of total revenues in the second quarter of 2003 and 2002, respectively, and 11% and 17% of total revenues in the first half of 2003 and 2002, respectively. A significant portion of our equipment sales has been financed by DVI, Inc., a healthcare finance company. At June 30, 2003 and December 31, 2002 TLC represented 24% and 22% of accounts receivable, respectively. Should we lose a significant customer or if anticipated sales to a significant customer do not materialize, our business, financial position and results of operations may suffer. Should a significant customer become unable to pay balances owed, we would have to increase our charges for bad debt expense which could have a material adverse effect on our financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the six months ended June 30, 2003 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

Item 4. Disclosure Controls and Procedures

VISX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in VISX’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely materially affect, VISX’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in a variety of legal proceedings. For a complete description of legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2002 and our quarterly report on Form 10-Q for the quarter ended March 31, 2003. During the quarter ended June 30, 2003, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 23, 2003.

The stockholders voted as follows to elect the following seven members of the Board of Directors.

Name	For	Withheld

Elizabeth H. Dávila	30,921,839	6,248,996
Glendon E. French	30,815,254	6,355,581
John W. Galiardo	30,837,152	6,333,683
Jay T. Holmes	27,563,669	125,764
Richard B. Sayford	30,816,684	6,354,151
Laureen De Buono	30,827,286	6,343,549
Gary S. Petersmeyer	30,816,768	6,354,067

In addition, Keith Meister received 9,419,134 votes “For” and 184,732 votes “Withheld” with respect to his election as a member of the Board of Directors, and he was not elected to the Board of Directors.

The stockholders voted as follows on a proposal to ratify the appointment of KPMG LLP as auditors of VISX for 2003.

For	Against	Abstain	Broker Non-Vote

30,517,417	544,893	6,108,525	0

The stockholders voted as follows on a proposal to approve an amendment to VISX’s 1995 Director Option Plan.

For	Against	Abstain	Broker Non-Vote

27,925,377	2,966,627	6,278,831	0

The stockholders voted as follows on a proposal to approve an amendment to VISX’s 2000 Stock Option Plan.

For	Against	Abstain	Broker Non-Vote

24,708,129	6,195,656	6,267,050	0

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, VISX is responsible for disclosing the non-audit services approved by VISX ‘s Audit Committee to be performed by KPMG LLP, VISX ‘s independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of VISX. The non-audit services approved by the Audit Committee in the second quarter are considered by VISX to be audit-related services that closely relate to the financial audit process. Each of the services has been approved in accordance with a pre-approval from the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee.

During the quarterly period covered by this filing, the Committee approved additional engagements of KPMG LLP for the following non-audit service: tax return preparation, non-audit accounting services, and tax matter consultations concerning federal and state taxes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits.

Exhibit Number	Description

10.1	1995 Director Option and Stock Deferral Plan Amended, as and Restated Effective as of May 23, 2003.

10.2	2000 Stock Plan, as Amended and Restated Effective as of May 23, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

VISX filed reports on Form 8-K during the period covered by this report, as follows:

(1)	Report on Form 8-K filed on April 23, 2003 under Item 12 (Results of Operations and Financial Condition) covering VISX’s first quarter 2003 financial results.

(2)	Report on Form 8-K filed on May 16, 2003 under Item 5 (Other Events) covering the amendment to the Rights Agreement.

(3)	Report on Form 8-K/A filed on May 19, 2003 under Item 5 (Other Events) covering the amendment to the Rights Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated (Registrant)

July 31, 2003	/s/Elizabeth H. Dávila
(Date)
Elizabeth H. Dávila
Chairman of the Board and
Chief Executive Officer

July 31, 2003	/s/Timothy R. Maier
(Date)
Timothy R. Maier
Executive Vice President and
Chief Financial Officer (principal
financial officer)

July 31, 2003	/s/Derek A. Bertocci
(Date)
Derek A. Bertocci
Vice President, Controller (principal
accounting officer)

EXHIBIT INDEX

Exhibits.

10.1	1995 Director Option and Stock Deferral Plan Amended and Restated Effective as of May 23, 2003

10.2	2000 Stock Plan Amended and Restated Effective as of May 23, 2003

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer