Form 10-Q
period 2004-03-31
VISX INC
filed 2004-05-06
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Yes (X) No (  )

Total number of shares of common stock outstanding as of April 22, 2004: 48,714,091.

VISX, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24,111	$24,895
Short-term investments	76,628	61,181
Accounts receivable, net of allowance for doubtful accounts of $4,102 and $4,195 respectively	27,641	27,432
Inventories	11,336	11,219
Deferred tax assets and prepaid expenses	15,881	20,450

Total current assets	155,597	145,177
Property and Equipment, net	3,883	3,850
Long-Term Deferred Tax and Other Assets	13,772	14,936

Total assets	$173,252	$163,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,604	$3,442
Accrued liabilities and other current liabilities	37,666	34,722

Total current liabilities	41,270	38,164

Stockholders’ Equity:
Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued at March 31, 2004 and December 31, 2003, respectively	650	650
Additional paid-in capital	199,339	201,108
Treasury stock, at cost 16,447,903 and 16,295,297 shares, at March 31, 2004 and December 31, 2003 respectively	(262,091)	(258,218)
Accumulated other comprehensive income	410	341
Retained earnings	193,674	181,918

Total stockholders’ equity	131,982	125,799

Total liabilities and stockholders’ equity	$173,252	$163,963

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2004	2003
	(unaudited)
Revenues:
License and other revenues	$32,487	$19,677
System revenues	6,076	9,926
Service and parts revenues	5,242	4,830

Total revenues	43,805	34,433

Costs and Expenses:
Cost of license and other revenues	980	832
Cost of system revenues	5,291	8,379
Cost of service and parts revenues	3,598	3,613
Selling, general and administrative	9,757	9,454
Research, development and regulatory	5,044	4,046

Total costs and expenses	24,670	26,324

Income From Operations	19,135	8,109
Interest and other income	328	943

Income Before Provision For Income Taxes	19,463	9,052
Provision for income taxes	7,707	3,576

Net Income	$11,756	$5,476

Earnings Per Share:
Basic	$0.24	$0.11

Diluted	$0.23	$0.11

Shares Used For Earnings Per Share:
Basic	48,672	51,342

Diluted	50,433	51,805

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$11,756	$5,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,185	1,274
Provision for doubtful accounts receivable	85	209
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Accounts receivable	(297)	(1,577)
Inventories	(1,326)	(3,219)
Deferred tax assets and prepaid expenses	4,260	3,360
Long-term deferred tax and other assets	996	872
Accounts payable	162	1,276
Accrued liabilities and other current liabilities	2,939	(440)

Net cash provided by operating activities	20,760	7,231

Cash flows from investing activities:
Capital expenditures	(540)	(251)
Purchases of available for sale securities	(18,054)	(14,882)
Proceeds from maturities of available for sale securities	2,684	6,971

Net cash (used in) investing activities	(15,910)	(8,162)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,476	72
Repurchases of common stock	(8,118)	—

Net cash provided by (used in) financing activities	(5,642)	72

Effect of exchange rate changes on cash and cash equivalents	8	—

Net (decrease) in cash and cash equivalents	(784)	(859)
Cash and cash equivalents, beginning of period	24,895	37,687

Cash and cash equivalents, end of period	$24,111	$36,828

Supplemental Cash Flow Information:
Cash paid (refunded) for income taxes	$959	$(10)

Non-cash investing activities:
Inventory transferred to deferred costs under operating leases	$1,203	$1,726

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1. Significant Accounting Policies

Basis of Presentation. We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. Please read our 2003 Annual Report on Form 10-K to gain a more complete understanding of these interim financial statements.

We included in these interim financial statements all adjustments (consisting primarily only of normal recurring adjustments) that in our opinion are necessary to present fairly our results for the interim period. Our interim financial statements have not been audited.

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

	Three Months Ended
	March 31,
	2004	2003
Net income	$11,756	$5,476

Basic earnings per share
Income available to common shareholders	$11,756	$5,476
Weighted average common shares outstanding	48,672	51,342

Basic Earnings Per Share	$0.24	$0.11

Diluted earnings per share
Income available to common shareholders	$11,756	$5,476

Weighted average common shares outstanding	48,672	51,342
Dilutive potential common shares from stock options	1,761	463

Weighted average common shares and dilutive potential common shares	50,433	51,805

Diluted Earnings Per Share	$0.23	$0.11

Options to purchase 2,172,000 and 6,597,000 shares with a weighted average exercise price of $33.80 and $21.51, during the three-month periods ended March 31, 2004 and 2003, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during these periods and would have been anti-dilutive.

Stock-Based Employee Compensation. We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB No. 25” and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). In accordance with APB 25 and FIN 44, we record no stock-based employee compensation cost in our net income because (1) all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant and (2) stock purchased through our Employee Stock Purchase Plan is priced at 85% of the fair market value of the stock on the first day of a two-year offering period or as of the end of each six month purchase segment of a two year offering period, whichever is lower. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (unaudited, in thousands, except per share data).

		Three Months Ended
		March 31,
		2004	2003
Net Income	As Reported	$11,756	$5,476
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,947)	(1,817)

Net Income	Pro Forma	$9,809	$3,659

Basic Earnings Per Share	As Reported	$0.24	$0.11
	Pro Forma	0.20	0.07
Diluted Earnings Per Share.	As Reported	$0.23	$0.11
	Pro Forma	0.20	0.07

For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three months ended
	March 31,
	2004	2003
Expected life of options (in years)	5.36	4.36
Expected life of ESPP rights (in years)	1.25	1.25
Volatility for options	72%	76%
Volatility for ESPP rights	59%	60%
Risk free interest rate for options	2.86%	2.55%
Risk free interest rate for ESPP rights	1.71%	1.63%
Dividend yield	0.0%	0.0%

The weighted average fair value of options granted under our stock option plans during the three month periods ended March 31, 2004 and 2003 was $12.34 and $4.82, respectively. The weighted average fair value per share of options granted under the ESPP during the three month periods ended March 31, 2004 and 2003 was $4.30 and $3.64, respectively.

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

Export Revenues. Export revenues accounted for 14% and 21% of total revenues for the three month periods ended March 31, 2004 and 2003 respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for either of the three month periods ended March 31, 2004 and 2003. In the following table we have presented our export revenues by geographic region (in thousands):

	Three months ended
	March 31,
	2004	2003
	(Unaudited)
Europe	$1,980	$1,956
Americas (excluding the United States)	895	945
Asia and Other	3,140	4,479

	$6,015	$7,380

Substantially all of our long-term assets are located in the United States.

Major Customers. A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”). Sales to TLC accounted for 29% and 13% of total revenues in the first quarter of 2004 and 2003, respectively. Additionally, TLC accounted for 24% and 22% of our total receivables at March 31, 2004 and December 31, 2003, respectively.

3. Inventories

Components of inventories are as follows (in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
Raw materials and subassemblies	$6,678	$7,786
Work-in-process	1,722	1,321
Finished goods	2,936	2,112

	$11,336	$11,219

4. Comprehensive Income

We report components of comprehensive income in our annual consolidated statements of stockholders’ equity. Components of comprehensive income (unaudited, in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income	$11,756	$5,476
Other comprehensive income (net of tax effects)
Increase (decrease) in accumulated unrealized holding gains on available-for-sale securities	77	(122)
Change in accumulated foreign currency translation adjustment	(8)	—

Comprehensive income	$11,825	$5,354

5. Warranty Obligations

Changes in product warranty obligations for the periods ended March 31, 2004 and 2003 are as follows (unaudited, in thousands):

	Three Months Ended
	March 31,
	2004	2003
Balance as of the beginning of the period	$1,779	$1,963
Expense accrued (recoveries recognized)	(14)	768
Cost of services provided	(419)	(751)

Balance as of the end of the period	$1,346	$1,980

6. Stockholders’ Equity

On April 4, 2001, our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.5 million shares cumulatively on the open market through March 31, 2004 at a total cost of $98.6 million. Accordingly, 2.5 million shares remain available as of March 31, 2004 for repurchase under the Board of Directors’ April 2001 authorization. On May 28, 2003, the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003.

7. New Accounting Pronouncements

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ( SFAS 150 ), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, although certain aspects have been delayed pending further clarifications. The Company currently does not have any financial instruments that are within the scope of this statement.

8. Reclassifications

Certain reclassifications were made to prior year financial data to conform with current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements, including but not limited to: our belief that our CustomVue procedure represents a new standard in laser vision correction; our belief that ongoing technical advances (including our CustomVue procedure) have the potential to improve a person's vision beyond that which can be obtained with contact lenses or glasses and may reduce concerns perceived by some consumers; our belief that acceleration of the market's acceptance of, and conversion to, our CustomVue procedure, or our ability to maintain or gain market share, or an increase in our penetration of the laser vision correction market in general, could cause an increase in our licensing revenue; our plan to continue to generate cash from our ongoing business in 2004; our intention to continue to repurchase shares of our common stock in 2004; our near-term level of expenditures; our belief that ongoing technical advances will enhance patients’ vision, which may increase customer acceptance of laser vision correction surgery; our belief that our revenue and profit in 2004 will improve compared to 2003; our belief that operating expenses will increase 5% to 9% compared to 2003; our target of increasing operating margins to in excess of 35% of revenues; our expectation that we will continue to generate cash from operations; our belief that customers will increase adoption of CustomVue; our belief that license and other revenues will increase in 2004 compared to 2003; our belief that there will be no significant growth in revenues from laser system revenues in 2004 and that the sale of WaveScan Systems will be less than in 2003; our expectation that service revenues will be lower in the remaining quarters of 2004; our anticipation that gross profit margin will decrease through the remainder of 2004 as revenues from per-procedure based service plans generate lower revenues; our current operations plan for the remainder of 2004; our belief that operations will generate cash in 2004 at a level equal to or greater than in 2003; and our belief that cash from operations will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months. These forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include the potential reduction in demand for our equipment and upgrades, and the potential decline in demand for procedures caused by the weakness in the economy, consumer confidence and stock markets in the United States in recent years. In addition, please see the disclosure under the caption “Risk Factors” at the end of Item 2. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Our CustomVue procedure is also available for all of these refractive vision disorders in certain key international markets. In May 2003, we obtained FDA approval for our new CustomVue procedure for nearsightedness and astigmatism.

We sell products worldwide and generate the majority of our revenues and cash through licensing fees charged for the performance of laser vision correction procedures using the VISX STAR ™ Excimer Laser System (“VISX STAR System”). The license fee charged for a particular procedure depends on whether the procedure is performed in the United States or internationally, and the type of procedure involved. In the United States, we have always charged a license fee for our standard procedure and charge a license fee for our CustomVue procedure that is more than twice the amount charged for our standard procedure. Additionally, we charge a standard price of $10 per procedure for treatment cards. Internationally, for standard procedures we charge a small price per procedure for the treatment card. For CustomVue procedures we charge a significantly larger price per procedure.

We believe our CustomVue procedure, which requires use of a WaveScan System, represents a new standard in laser vision correction. It enables doctors to identify, measure, and correct imperfections in a patient’s eye much more precisely than ever before, thus creating the potential for patients to experience better vision than is possible with glasses or contact lenses.

We believe we have the largest installed base of laser vision correction systems, with over 1300 VISX Star Systems in place worldwide. We also believe we maintained at least 60% market share for procedures performed in the United States in 2003. According to MarketScope, we have held at least 60% market share since 1997.

Licensing revenues comprise the majority of our revenues and generated in excess of 90% of our gross profit dollars. They are predominantly derived from license fees from our United States customers. Licensing revenues grew 65% in the three month period ended March 31, 2004 compared with the corresponding period in 2003 and generated approximately 97% gross profit margin on the sale of procedures. We evaluate this aspect of our business by tracking the following:

•	The number of procedures sold;

•	Trends in procedures sales, including conversion rates from standard to CustomVue procedures; and

•	Market share for VISX and its competitors.

Any increase in license fee revenue that results from either an increase in the amount charged for a particular procedure or from an increase in overall procedure volume directly impacts our net income. As a result, our management team is focused on activities that will (i) accelerate the market’s acceptance of, and conversion to, our CustomVue procedure; (ii) enable VISX to maintain or gain market share; and (iii) increase the laser vision correction market in general. Progress on any one of these fronts offers the potential for growth in our licensing revenue.

We manage our expenses closely and plan to continue to generate cash from our ongoing business operations in 2004. Historically, our primary non-operating use of cash has been to repurchase shares of our common stock. We bought 0.4 million shares of stock in the first quarter of 2004 and intend to continue to repurchase additional shares through the remainder of 2004. We will also continue to investigate areas where we can expand our presence in the refractive surgery market. This could result in using cash for the acquisition of technology or a business. Our capital expenditures have been in the range of $2.3 million to $4 million per year in the past five years. We do not expect a near-term change in this level of expenditures. We have no long term debt.

Looking to the remainder of 2004, our business is highly leveraged on procedure volume, and increasingly, the conversion to CustomVue procedures. A number of factors, the most material of which are set forth below, could impact our success in 2004 and beyond:

•	Market acceptance of laser vision correction. Increased acceptance of laser vision correction by both doctors and patients in the United States and key international markets is essential for our continued growth. Laser vision correction has penetrated less than 6% of the eligible United States population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher-priced CustomVue procedure. We expect that ongoing technical advances, such as the CustomVue procedure, will enhance the quality of patients’ vision which may also increase consumer acceptance of laser vision correction surgery.

•	Our ability to obtain additional FDA approvals. We continue to expand the list of FDA approved indications that can be treated by our systems. As we receive approvals for additional types and ranges of refractive disorders from the FDA, the pool of eligible laser vision correction candidates increases, raising the potential for growth in procedures, CustomVue adoption and licensing revenue.

•	Our competition. Competition in the laser vision correction market is intense. Many of our competitors have greater resources and a stronger international market presence. As a result, we compete aggressively to obtain procedure market share.

•	The United States economy. Because we have always charged a license fee for procedures sold in the United States, the United States remains, by far, our most significant market for licensing revenue. Economic conditions in the United States therefore impact our licensing revenue more than global economic conditions. Industry analysts have tracked procedure volume in the United States against economic indicators such as consumer confidence. They have noted a correlation between consumer confidence and the number of laser vision correction procedures performed per quarter. We believe that the rebound in the United States economy and increases in consumer confidence have provided renewed support for the laser vision correction market in the United States. A decline in economic conditions in the United States could result in a decline in the number of laser vision correction procedures performed.

We believe that our revenue and profit in 2004 will improve compared to 2003 as a result of various factors including continued conversion to the CustomVue procedure, maintenance, at least, of our United States market share, and improvements in the United States economy. For 2004, we anticipate that operating expenses will increase 5% to 9% compared to 2003 with a target of increasing our operating margins to in excess of 35% of revenues. We expect to continue to generate cash from operations.

Results of Operations

	Three Months Ended March 31,
	2004	2003	Change
License and other revenues	$32,487	$19,677	65%
Percent of total revenues	74.2%	57.2%
System revenues	6,076	9,926	(39)%
Percent of total revenues	13.9%	28.8%
Service and parts revenues	5,242	4,830	9%
Percent of total revenues	11.9%	14.0%
Total revenues	$43,805	$34,433	27%

     License and Other Revenues

License and other revenues grew 65%, or $12.8 million, in the first quarter of 2004 compared with 2003, reflecting primarily increased adoption of our new CustomVue procedure and 20% procedure growth in the United States. We introduced the CustomVue procedure in June 2003 in the United States and sell the product for more than double the price of our standard procedure. In the United States, CustomVue procedures represented 34.3% of the procedure orders in the first quarter of 2004.

Based on economists’ projections for further improvements in the United States economy in 2004 and our belief that customers will increase adoption of our CustomVue product, we continue to believe that license and other revenues will increase in 2004 compared to 2003. The decision to have laser vision correction surgery is influenced by many factors. The procedure is elective and generally not covered by medical insurance; therefore it competes with many types of purchases for consumers’ discretionary spending. Perceptions about safety and effectiveness of the procedure are additional considerations. The lack of long-term follow-up studies of the procedure combined with media coverage of selected unfavorable outcomes may contribute to uncertainty and delay by some potential consumers. Economic uncertainties may also impact the interest in laser vision correction. As such, we cannot accurately predict when, or to what extent, these anticipated changes in the economy and technology will impact our license and other revenues.

     System Revenues

System revenues comprise sales and leases of the following equipment:

•	VISX STAR Systems;

•	Upgrades to the VISX STAR System; and

•	WaveScan Systems.

System revenues were negatively impacted by:

•	Fewer VISX STAR System sales due primarily to softness of laser markets and competitive pricing pressures.

•	Fewer WaveScan System sales as at least 80% of our United States customers now have one or more WaveScan Systems.

The market for laser systems remains competitive. We experienced lower per unit pricing on laser sales in the first quarter of 2004 compared with the comparable period of 2003. MarketScope estimates that VISX is the leader in the worldwide market with approximately 30% of worldwide laser placements.

In the remainder of 2004, we believe there will be no significant growth in revenues from laser system revenues and that the sale of WaveScan Systems will be less than in 2003, since most of our customers have already purchased a WaveScan System.

     Service and parts revenues

Service and parts revenues in the first quarter of 2004 were $0.4 million higher than the comparable period of 2003 due primarily to higher revenues derived from customers that purchased service on a per procedure basis. Historically, procedure volume has been highest in the first quarter, therefore we expect service revenues to be lower in the remaining quarters of 2004.

	Three Months Ended March 31,
	2004	2003	Change
Cost of license and other revenues	980	832	18%
Percent of related revenues	3.0%	4.2%
Cost of system revenues	5,291	$8,379	(37)%
Percent of related revenues	87.1%	84.4%
Cost of service and parts revenues	3,598	3,613	—%
Percent of related revenues	68.6%	74.8%
Selling, general and administrative	9,757	9,454	3%
Percent of total revenues	22.3%	27.5%
Research, develop. and regulatory	5,044	4,046	25%
Percent of total revenues	11.5%	11.8%

     Cost of license and other revenues

Cost of license and other revenues increased in the first quarter of 2004 from the comparable period of the prior year due to the increased number of procedures. The gross profit margin increased slightly as the fixed cost components were spread over a larger revenue base.

     Cost of system revenues

Cost of system revenues decreased 37%, or $3.1 million, in the first quarter of 2004 from the comparable period of the prior year. Sales of lasers, upgrades and WaveScan Systems decreased and the overall gross profit margin decreased as the competitive pricing pressure for excimer lasers reduced the average system selling price with no corresponding reduction in average system cost. Warranty expense decreased in the first quarter of 2004 from the comparable period of the prior year due to the reduced incidence of service calls for systems under warranty.

     Cost of service and parts revenues

Cost of service and parts revenues was largely unchanged in the first quarter of 2004 compared to the comparable quarter of 2003. The overall gross profit margin increased to 31.4% in the first quarter of 2004 compared to 25.2% in the corresponding quarter of 2003 as labor service costs are relatively fixed and parts usage does not increase with procedure volume. We anticipate that our gross profit margin percentage for the balance of 2004 will be lower than the first quarter of 2004 as revenues from per-procedure based service plans generate lower revenues.

     Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $0.3 million to $9.8 million in the first quarter of 2004 compared with the corresponding period of 2003. The change reflects primarily the following items:

•	Selling expenses increased $0.8 million primarily reflecting increased headcount and additional commission costs due to the increase in procedure revenues; and

•	Marketing costs decreased $0.4 million primarily due to a reduction in professional media costs due to the launch of CustomVue in 2003.

For the remainder of 2004, our current plan for operations includes:

•	Continued modest increases in marketing and sales expenses as we continue to promote our CustomVue procedure;

•	A modest increase in administrative spending to reflect the growth in our operations and the cost of compliance with the provisions of the Sarbanes Oxley Act; and

•	An net increase in legal expenses in 2004, due to the significant insurance reimbursements received in 2003.

     Research and Development and Regulatory Expenses

Our research and development and regulatory expenses increased by approximately $1.0 million in the first quarter of 2004 compared to the corresponding period of 2003. The increase relates primarily to our ongoing focus on next generation technologies and developments for laser vision correction, including:

•	Laser system advancements;

•	New methods for correcting vision disorders including further indications (such as hyperopia and high myopia) for our CustomVue treatment; and

•	Continued research and clinical trials for treatment of presbyopia;

We believe these factors will result in an increase of 5% to 9% in the combined total of our selling, general and administrative, and research and development and regulatory expenses.

     Interest and Other Income

Interest income declined in the first quarter of 2004 from the comparable period of 2003 as a result of:

•	Lower average cash balances due to use of cash for the repurchase of our stock; and

•	Lower average yields on our portfolio of cash and investments compared to the first quarter of 2003 due to market declines in interest rates.

     Income Tax Provision

Our effective tax rate of 39.6% remained approximately constant in the first quarter of 2004 compared to the comparable period of 2003.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows (in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
Cash, cash equivalents and short-term investments	$100,739	$86,076
Working capital	114,327	107,013
Stockholders’ equity	131,982	125,799

Our cash, cash equivalents and short-term investments consist principally of money market funds and bonds issued by the United States government, government sponsored enterprises and corporations. All of our short-term investments are classified as “available-for-sale” under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses are recognized when realized on the consolidated statements of operations.

Cash, cash equivalents and short-term investments were $100.7 million at March 31, 2004, an increase of $14.7 million compared with December 31, 2003. It was impacted principally by:

•	Stock repurchases of $8.1 million;

•	Positive cash flow from operating activities of $20.8 million; and

•	Proceeds from issuance of common stock related to employee participation in employee stock programs generating $2.5 million.

Operating activities generated $20.8 million in cash in the first quarter of 2004 compared with $7.2 million provided in the corresponding period of 2003. In the first quarter of 2004 we:

•	Generated $14.0 million of cash from net income plus non-cash related expenses ($2.3 million);

•	Increased accrued liabilities balances due primarily to a $3.1 million increase in income taxes payable;

•	Decreased deferred tax assets and prepaid expenses due primarily to the utilization of prepaid tax assets of $4.3 million.

Net cash used by investing activities was $15.9 million in the first quarter of 2004, up from $8.2 million used in the corresponding period of 2003. The principal movements in cash used in investing activities were due to the investment in, and maturity of, short-term investments.

Cash used in financing activities was $5.6 million in the first quarter of 2004, compared to $0.1 million provided in the corresponding period of 2003. The principal factor that contributed to the cash used in financing activities was the cash used of $8.1 million to repurchase 0.4 million shares of VISX stock on the open market in the first quarter of 2004. This was partially offset by cash received upon the issuance of stock under employee stock programs of $2.5 million and $0.1 million in 2004 and 2003, respectively.

On April 4, 2001, our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.5 million shares on the open market cumulatively through March 31, 2004, at a total cost of $98.6 million. Accordingly, 2.5 million shares remain available as of March 31, 2004 for repurchase under the Board of Directors’ April 2001 authorization. On May 28, 2003, the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of March 31, 2004, we did not have any borrowings outstanding, nor any credit agreements.

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

We believe our operations will generate cash in 2004 at a level equal to or greater than in 2003. We believe this will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months. In addition, we have $100.7 million in cash, cash equivalents and short-term investments as of March 31, 2004 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

Critical Accounting Policies, Estimates and Judgments

We follow accounting principles generally accepted in the United States (“GAAP”) in preparing our financial statements. As part of this process, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses reported in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates and could require us to record adjustments to expenses or revenues material to our financial position and results of operations in future periods. We believe our most critical accounting policies, estimates and judgments include the following:

Revenue Recognition

We are required to ensure that collectibility is reasonably assured before we recognize revenue. Accordingly, we evaluate our customers for credit worthiness and only recognize revenue if we believe that we have reasonable assurance that amounts will be collected. Where we are unable to assess with reasonable assurance that amounts will be collected, we defer revenue recognition until the payments are received. This is occasionally the case with customers who have recently set themselves up in business and typically where the customer is thinly capitalized.

Accounts Receivable

At the end of each accounting period, we estimate the reserve necessary for accounts receivable that will ultimately not be collected from customers. To develop this estimate, we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future. We face two particular challenges in estimating these reserves: concentration of credit with certain large customers and the potential for significant change in the overall health of the national economies in the markets we serve. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results. Our allowance for doubtful accounts at March 31, 2004 and December 31, 2003 as a percentage of gross accounts receivable was 12.1% and 13.2% respectively. At March 31, 2004, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of accounts receivable would have resulted in an increase or decrease in expense of approximately $0.3 million.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of demand over the following 6 months. This estimate, though based on our historical experience and consideration of other relevant factors, (such as the current economic climate), is subject to some uncertainty. Amounts charged to income for excess and obsolete inventory for the quarters ending March 31, 2004 and 2003 respectively as a percentage of total revenues in those periods, were all less than 1.0%. To date, our estimates have been materially accurate. We do not expect either our methodology or the accuracy of our estimates to change significantly in the future unless there are any major changes in our business model, our operating environment or the economy, or the ongoing development of our technology.

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

Competition. Intense competition in the laser vision correction industry could result in the loss of customers, an inability to attract new customers, or a decrease in prices for our products. The medical device and ophthalmic laser industries are subject to intense competition and technological change. Not only does laser vision correction compete with more traditional vision correction options such as eyeglasses and contact lenses, it also competes with other technologies and surgical techniques such as intraocular lenses and surgery using different types of lasers. In addition, the market for laser vision correction systems has become increasingly competitive in recent years as a result of FDA approval of several laser systems. The VISX STAR System competes with products marketed or under development by other laser and medical equipment manufacturers, many of which have greater financial and other resources. Competitors may offer laser systems at a lower price, may price their laser systems as part of a bundle of products or services, may lower the prices they charge for procedures, may develop procedures that involve a lower per procedure cost, or may offer products perceived as preferable to the VISX STAR System. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by VISX, which therapies could be more medically effective and less expensive than laser vision correction, and could potentially render laser vision correction obsolete. Any such developments could have a material adverse effect on our business, financial position and results of operations.

Procedure Market Share. MarketScope estimated that as at December 31, 2003 we were the leader in the United States procedures market with a market share of over 60%. Because of this position, all of our competitors target us and our market share in order to grow their own revenues. We can give no assurance that we will be able to maintain or grow our existing market share and we may, in fact, be required to incur considerable expenditures in order to maintain that share. Should our procedure market share decline, it could have a material adverse effect on our business, financial position, and results of operations as well as the market price of our common stock.

Economic Conditions. Because laser vision correction is not subject to reimbursement from third-party payors such as insurance companies or government programs, the cost of laser vision correction is typically borne by individuals directly. Accordingly, weak or uncertain economic conditions may cause individuals to be less willing to incur the procedure cost associated with laser vision correction as was evidenced by our decline in revenues from 2002 compared to 2001 and from 2001 compared to 2000. A decline in economic conditions especially in the United States, could result in a decline in the number of laser vision correction procedures performed and could have a material adverse effect on our business, financial position, and results of operations.

Significant Customers. A significant portion of our revenues is derived from sales to TLC Vision (“TLC”). TLC and its operating subsidiaries accounted for 29% and 13% of our total revenues for the three months ended March 31, 2004 and 2003 respectively. Additionally, TLC, accounted for 24% and 22% of our total receivables at March 31, 2004 and December 31, 2003, respectively. Should we lose a significant customer or if anticipated sales to a significant customer do not materialize, our business, financial position and results of operations may suffer. In addition, should a significant customer become unable to pay balances owed, we would have to increase our charges for bad debt expense which could have a material adverse effect on our business, financial position and results of operations.

New Technologies. If we fail to keep pace with advances in our industry or fail to develop new methods of vision correction, customers may not buy our products and our revenue may decline. We must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use the new products, as well as new methods of vision correction such as our CustomVue procedure, that we introduce. Sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products. A decrease in procedure volume may also occur if consumers elect to delay undergoing laser vision correction surgery because they believe improved technology or methods of treatment will be available in the near future.

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

Litigation. In the past, we have been involved in a number of legal proceedings, some of which have resulted in significant legal expenses and settlement costs. In the future, we may become involved in additional legal proceedings and these could lead to additional expenses being incurred.

International Operations. We face risks due to our reliance on sales in international markets. During the three months ended March 31, 2004 and 2003, we derived approximately 14% and 21%, respectively, of our revenues from sales to customers outside the United States. To date, all of our sales have been denominated in United States dollars. Our international presence exposes us to risks including:

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

Third Party Financing Entities. We have relationships with third party financing entities that purchase our products directly and subsequently lease and/or sell these products to our end-user customers, or provide financing directly to customers who purchase our products directly from us. Should any third party financing entity or entities fail or refuse to pay us in a timely manner or at all, it could negatively affect our cash flows and could have a material adverse effect on our business, financial position and results of operations. In fact, DVI, which provided equipment purchase financing to our customers, entered into Chapter 11 bankruptcy proceedings in August 2003, and as a result, we recorded bad debt expense to increase our reserve for doubtful accounts to cover any remaining exposure on the $2.3 million of accounts receivables then outstanding from DVI.

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

Changes to the Accounting for Stock Options. The Financial Accounting Standards Board has issued a draft Financial Accounting Standard which includes proposed rule changes requiring expensing of stock options. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States but do not include stock option expense for employee options in our reported financial statements. If accounting standards are changed to require us to expense stock options, our reported earnings will decrease significantly and our stock price could decline.

Exercising of stock options. As of March 31, 2004, there were an aggregate of 6,301,000 shares of our common stock issuable upon exercise of outstanding vested stock options. If these stock options are exercised, the total number of our traded shares will increase and this could adversely impact our earnings per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2004 in our exposure to market risk for changes in interest rates and foreign currency exchange rates.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments and our investment portfolio to manage our interest rate risk, foreign currency risk or for any other purpose. We invest in high-credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. As stated in our policy, we ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in safe and high-credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Item 4. Controls and Procedures

VISX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, either during the three months ended March 31, 2004 or subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Overview

From time to time, we have been involved in a variety of legal proceedings. For a complete description of legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2003. During the quarter ended March 31, 2004, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table contains information regarding repurchases of our common stock during the quarter:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	Under the
	Purchased	Price Per	Plans or	Plans or
Period	(1)	Share	Programs (2)	Programs
January 1 through January 31, 2004	—	$—	—	2,950,600
February 1 through February 29, 2004	365,300	19.52	365,300	2,585,300
March 1 through March 31, 2004	55,000	17.93	55,000	2,530,300

Total	420,300	$19.31	420,300

(1) Shares have only been repurchased through publicly announced programs. All repurchases were open-market purchases.

(2) On April 4, 2001 our Board of Directors authorized the repurchase of up to 10 million shares of our common stock. We have repurchased 7.5 million shares cumulatively through March 31, 2004 under the Board of Directors’ April 2001 authorization. Number of shares does not include an additional 3.5 million shares of our common stock approved for repurchase by our Board of Directors on May 28, 2003, all of which were repurchased during the quarter ended June 30, 2003.

Unless terminated earlier by resolution of our Board of Directors, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

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

31.1 Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K.

(1)	Report on 8-K filed on January 27, 2004 under Item 12 (Disclosure of Results of Operations and Financial Condition) regarding VISX’s fourth quarter and year end financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated (Registrant)

May 6, 2004	/s/Elizabeth H. Dávila

Elizabeth H. Dávila
Chairman of the Board and
Chief Executive Officer

May 6, 2004	/s/Derek A. Bertocci

Derek A. Bertocci
Senior Vice President and
Chief Financial Officer (principal
financial officer)

May 6, 2004	/s/Martyn J. Webster

Martyn J. Webster
Controller (principal
accounting officer)

Exhibit Index

31.1 Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002