Form 10-Q
period 2004-06-30
VISX INC
filed 2004-08-06
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Total number of shares of common stock outstanding as of July 31, 2004: 49,486,504

VISX, INCORPORATED

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Interim Financial Statements
	Condensed Consolidated Interim Balance Sheets as of June 30, 2004 and December 31, 2003	3
	Condensed Consolidated Interim Statements of Operations for the Three Months Ended June 30, 2004 and 2003 and for the Six Months Ended June 30, 2004 and 2003	4
	Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	5
	Notes to Condensed Consolidated Interim Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Overview	11
	Results of Operations	13
	Liquidity and Capital Resources	17
	Critical Accounting Policies, Estimates and Judgments	19
	Risk Factors	20
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26
Item 4.	Controls and Procedures	26
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	29
SIGNATURES		31
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

Item 1. Unaudited Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,406	$24,895
Short-term investments	90,846	61,181
Accounts receivable, net of allowance for doubtful accounts of $3,622 and $4,195 respectively	25,321	27,432
Inventories	12,707	11,219
Deferred tax assets and prepaid expenses	18,240	20,477

Total current assets	170,520	145,204
Property and Equipment, net	3,924	3,851
Long-Term Deferred Tax and Other Assets	12,704	14,908

Total assets	$187,148	$163,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,306	$3,442
Accrued liabilities and other current liabilities	35,226	34,722

Total current liabilities	40,532	38,164

Stockholders’ Equity:
Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued at June 30, 2004 and December 31, 2003, respectively	650	650
Additional paid-in capital	193,642	201,108
Treasury stock, at cost 15,604,824 and 16,295,297 shares, at June 30, 2004 and December 31, 2003 respectively	(250,939)	(258,218)
Accumulated other comprehensive income	45	341
Retained earnings	203,218	181,918

Total stockholders’ equity	146,616	125,799

Total liabilities and stockholders’ equity	$187,148	$163,963

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)
Revenues:
License and other revenues	$30,231	$20,064	$62,718	$39,741
System revenues	7,303	7,681	13,379	17,607
Service and parts revenues	5,442	4,241	10,684	9,071

Total revenues	42,976	31,986	86,781	66,419

Costs and Expenses:
Cost of license and other revenues	864	707	1,844	1,539
Cost of system revenues	6,814	7,185	12,105	15,564
Cost of service and parts revenues	4,028	3,498	7,626	7,111
Selling, general and administrative	10,475	10,854	20,232	20,308
Research, development and regulatory	5,451	4,789	10,495	8,835

Total costs and expenses	27,632	27,033	52,302	53,357

Income From Operations	15,344	4,953	34,479	13,062
Interest and other income	458	1,818	786	2,761

Income Before Provision For Income Taxes	15,802	6,771	35,265	15,823
Provision for income taxes	(6,258)	(2,673)	(13,965)	(6,249)

Net Income	$9,544	$4,098	$21,300	$9,574

Earnings Per Share
Basic	$0.19	$0.08	$0.44	$0.19

Diluted	$0.19	$0.08	$0.42	$0.19

Shares Used For Earnings Per Share
Basic	48,996	50,076	48,834	50,705

Diluted	50,832	51,406	50,622	51,601

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income	$21,300	$9,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,422	3,477
Provision for doubtful accounts receivable	(137)	(53)
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Accounts receivable	2,242	(2,534)
Inventories	(5,881)	(6,271)
Deferred tax assets and prepaid expenses	3,066	5,123
Long-term deferred tax and other assets	2,254	2,120
Accounts payable	1,864	665
Accrued liabilities and other current liabilities	493	(10,742)

Net cash provided by operating activities	29,623	1,359

Cash flows from investing activities:
Capital expenditures	(990)	(649)
Cash paid for acquisition of intangibles	—	(5,900)
Purchase of available for sales securities	(43,979)	(35,944)
Proceeds from maturities of available for sale securities	14,038	82,071

Net cash provided by (used in) investing activities	(30,931)	39,578

Cash flows from financing activities:
Proceeds from issuance of common stock	15,026	939
Repurchases of common stock	(15,213)	(63,000)

Net cash used in financing activities	(187)	(62,061)

Effect of exchange rate changes on cash and cash equivalents	6	(9)

Net decrease in cash and cash equivalents	(1,489)	(21,133)
Cash and cash equivalents, beginning of period	24,895	37,687

Cash and cash equivalents, end of period	$23,406	$16,554

Supplemental Cash Flow Information
Cash paid for income taxes	$12,356	$2,169

Non-cash investing activities:
Inventory transferred to deferred costs under operating leases	$4,385	$3,396

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1. Significant Accounting Policies:

Basis of Presentation. We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. Please read our 2003 Annual Report on Form 10-K to gain a more complete understanding of these interim financial statements. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the entire year or any other period.

We included in these interim financial statements all adjustments (consisting primarily only of normal recurring adjustments) that in our opinion are necessary to present fairly our results for the interim periods. Our interim financial statements have not been audited.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
NET INCOME	$9,544	$4,098	$21,300	$9,574

BASIC EARNINGS PER SHARE
Income available to common shareholders	$9,544	$4,098	$21,300	$9,574
Weighted average common shares outstanding	48,996	50,076	48,834	50,705

Basic Earnings Per Share	$0.19	$0.08	$0.44	$0.19

DILUTED EARNINGS PER SHARE
Income available to common shareholders	$9,544	$4,098	$21,300	$9,574

Weighted average common shares outstanding	48,996	50,076	48,834	50,705
Dilutive potential common shares from stock options	1,836	1,330	1,788	896

Weighted average common shares and dilutive potential common shares	50,832	51,406	50,622	51,601

Diluted Earnings Per Share	$0.19	$0.08	$0.42	$0.19

Options to purchase 1,804,000 and 4,716,000 shares with a weighted average exercise price of $36.25 and $24.52 during the three month periods ended June 30, 2004 and 2003, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during these periods and would have been anti-dilutive.

Options to purchase 2,068,000 and 6,095,000 shares with a weighted average exercise price of $34.45 and $22.35 during the six month periods ended June 30, 2004 and 2003, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during these periods and would have been anti-dilutive.

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

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2004	2003	2004	2003
Net Income	As Reported	$9,544	$4,098	$21,300	$9,574
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,284)	(2,349)	(4,231)	(4,164)

Net Income	Pro Forma	$7,260	$1,749	$17,069	$5,410

Basic Earnings Per Share	As Reported	$0.19	$0.08	$0.44	$0.19
	Pro Forma	0.15	0.03	0.35	0.11
Diluted Earnings Per Share	As Reported	$0.19	$0.08	$0.42	$0.19
	Pro Forma	0.14	0.03	0.34	0.11

For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected life of options (in years)	4.31	2.93	5.24	4.27
Expected life of ESPP rights (in years)	1.25	1.25	1.25	1.25
Volatility for options	62%	61%	71%	75%
Volatility for ESPP rights	59%	60%	59%	60%
Risk free interest rate for options	3.61%	1.68%	2.95%	2.49%
Risk free interest rate for ESPP rights	1.72%	1.61%	1.72%	1.61%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average fair value of options granted under our stock option plans during the three and six month periods ended June 30, 2004 was $11.17 and $12.22, respectively. The weighted average fair value per share of options granted under the ESPP during both the three and six month periods ended June 30, 2004 was $4.69.

The weighted average fair value of options granted under our stock option plans during the three and six month periods ended June 30, 2003 was $6.93 and $4.96, respectively. The weighted average fair value per share of options granted under the ESPP during both the three and six month periods ended June 30, 2003 was $3.63.

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

Export Revenues. Export revenues accounted for 18% and 15% of total revenues for the three month periods ended June 30, 2004 and June 30, 2003 respectively, and 16% and 19% of total revenues for the six month periods ended June 30, 2004 and June 30, 2003 respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for the three and six month periods ended June 30, 2004 and June 30, 2003. In the following table we have presented our export revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Europe	1,558	1,523	3,538	3,480
Americas (excluding the United States)	883	871	1,779	1,816
Asia and Other	5,318	2,557	8,457	7,036

	$7,759	$4,951	$13,774	$12,332

Substantially all of our long-term assets are located in the United States.

Major Customers. A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”). Sales to TLC, accounted for 17% and 18% of total revenues for the three month periods ended June 30, 2004 and 2003 and 20% and 13% of total revenues for the three month periods ended March 31, 2004 and 2003 respectively. For the six month periods ended June 30, 2004 and 2003 TLC accounted for 19% and 16% of total revenues. TLC accounted for 17% and 22% of our total receivables at June 30, 2004 and December 31, 2003, respectively. Additionally, Taiwan Hwa-In Corporation accounted for 13% of our total receivables at June 30, 2004.

3. Inventories

Components of inventories are as follows (in thousands):

	June 30,	December 31,
	2004	2003
	(Unaudited)
Raw materials and subassemblies	$8,169	$7,786
Work-in-process	1,719	1,321
Finished goods	2,819	2,112

	$12,707	$11,219

4. Comprehensive Income

We report components of comprehensive income in our annual consolidated statements of stockholders’ equity. Components of comprehensive income (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$9,544	$4,098	$21,300	$9,574
Other comprehensive income (net of related tax effects)
Decrease in accumulated unrealized holding gains on available-for-sale securities	(334)	(1,210)	(276)	(1,332)
Change in accumulated foreign currency translation adjustment	(31)	(9)	(20)	(9)

Comprehensive income	$9,179	$2,879	$21,004	$8,233

5. Warranty Obligations

Changes in product warranty obligations for the periods ended June 30, 2004 and 2003 are as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance as of the beginning of the period	$1,346	$1,980	$1,779	$1,963
Expense accrued	342	630	328	1,398
Cost of services provided	(112)	(947)	(531)	(1,698)

Balance as of the end of the period	$1,576	$1,663	$1,576	$1,663

6. Stockholders’ Equity

On April 4, 2001, our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.8 million shares cumulatively on the open market through June 30, 2004 at a total cost of $105.6 million. Accordingly, 2.2 million shares remain available as of June 30, 2004 for repurchase under the Board of Directors’ April 2001 authorization. On May 28, 2003 the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements, including but not limited to: our belief that our CustomVue procedure represents a new standard in laser vision correction; our belief that ongoing technical advances (including our CustomVue procedure) have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses and may increase customer acceptance of laser vision correction surgery; our belief that acceleration of the market’s acceptance of, and conversion to, our CustomVue procedure, or our ability to maintain or gain market share, or an increase in our penetration of the laser vision correction market in general, could cause an increase in our licensing revenue; our plan to continue to generate cash from our ongoing business in 2004; the possibility that we may repurchase shares of our common stock in 2004; our belief that these will not be a near-term change in our level of capital expenditures; our belief that our revenue and profit in 2004 will continue to improve compared to 2003; our belief that operating expenses will increase approximately 9% compared to 2003; our target of increasing operating margins to in excess of 35% of revenues; our expectation that we will continue to generate cash from operations; our belief that customers will increase adoption of CustomVue; our belief that further improvement in the United States economy and increased adoption by our customers of our CustomVue product will cause license and other revenues to increase in 2004 compared to

2003; our belief that system revenue for the remainder of 2004 will be less than in 2003; our current operations plan for the remainder of 2004 regarding legal expenses and administrative spending; our projection that research and development expense will be higher in the second half of 2004 compared to the first half of 2004; our belief that operations will generate cash in 2004 at a level equal to or greater than in 2003; and our belief that cash from operations will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months. These forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. The risks and uncertainties include the potential reduction in demand for our equipment and upgrades, and the potential decline in demand for procedures caused by the weakness in the economy, consumer confidence and stock markets in the United States in recent years. In addition, please see the disclosure under the caption “Risk Factors” at the end of Item 2. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

We sell products worldwide and generate the majority of our revenues and cash through licensing fees charged for the performance of laser vision correction procedures using the VISX STAR ™ Excimer Laser System (“VISX STAR System”). The license fee charged for a particular procedure depends on whether the procedure is performed in the United States or internationally, and the type of procedure involved. In the United States, we charge a license fee for our standard procedure and a license fee for our CustomVue procedure that is more than twice the amount charged for our standard procedure. Additionally, we charge a standard price of $10 per procedure for treatment cards. Internationally, for our standard procedure we charge a small price per procedure for the treatment card. For our CustomVue procedure we charge a significantly higher price per procedure.

We believe our CustomVue procedure, which requires use of a WaveScan System, represents a new standard in laser vision correction. It enables doctors to identify, measure, and correct imperfections in a patient’s eye much more precisely than ever before, thus creating the potential for patients to experience better vision than is possible with glasses or contact lenses.

We believe we have the largest installed base of laser vision correction systems, with over 1300 VISX STAR Systems in place worldwide. We also believe we have approximately 60% market share for procedures performed in the United States. According to MarketScope, we have held at least 60% market share since 1997.

Licensing revenues comprise the majority of our revenues and carry a gross profit margin of approximately 97%. Licensing revenues also generated in excess of 90% of our gross profit dollars in the three and six month periods ended June 30, 2004. Such revenues are predominantly derived from license fees from our United States customers. Licensing revenues grew 51% and 58% in the three and six month periods ended June 30, 2004 compared with the corresponding periods in 2003. We evaluate this aspect of our business by tracking the following:

•	The number of procedures sold;

•	Trends in procedure sales, including conversion rates from standard to CustomVue procedures; and

•	Market share for VISX and its competitors.

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

We manage our expenses closely and plan to continue to generate cash from our ongoing business operations in 2004. Historically, our primary non-operating use of cash has been to repurchase shares of our common stock. We bought 0.7 million shares of stock in the first six months of 2004 and may repurchase additional shares through the remainder of 2004. We will also continue to investigate areas where we can expand our business. This could result in using cash for the acquisition of technology or a business. Our capital expenditures have been in the range of $2.4 million to $4 million per year in the past five years. We do not expect to exceed this level of expenditures in 2004. We have no long term debt.

Looking to the remainder of 2004, our business is highly leveraged on procedure volume and the conversion to CustomVue procedures. A number of factors, the most material of which are set forth below, could impact our success in 2004 and beyond:

•	Market acceptance of laser vision correction. Increased acceptance of laser vision correction by both doctors and patients in the United States and key international markets is essential for our continued growth. Laser vision correction has penetrated approximately 6% of the eligible United States population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher-priced CustomVue procedure. We expect that ongoing technical advances, such as the CustomVue procedure, will enhance the quality of patients’ vision and may also increase consumer acceptance of laser vision correction surgery.

•	Our ability to obtain additional FDA approvals. We continue to expand the list of FDA approved indications that can be treated by our systems. As we receive approvals for additional types and ranges of refractive disorders from the FDA, the pool of eligible laser vision correction candidates increases, expanding the potential for growth in procedures, CustomVue adoption and licensing revenue.

•	Our competition. Competition in the laser vision correction market is intense which creates pricing pressure on our products. Additionally, most of our competitors have greater resources and a stronger international market presence. As a result the competition to obtain procedure market share is intense.

•	The United States economy. We have always charged a license fee for procedures sold in the United States. Therefore it remains by far our most significant market for licensing revenue. As such, economic conditions in the United States impact our licensing revenue more than global economic conditions. Industry analysts have tracked procedure volume in the United States against economic indicators such as consumer confidence. They have noted a correlation between consumer confidence and the number of laser vision correction procedures performed per quarter. We believe the continued improvements in the United States economy and consumer confidence have provided support for the laser vision correction market in the United States. A decline in economic conditions in the United States could result in a decline in the number of laser vision correction procedures performed.

We believe that our revenue and profit in 2004 will continue to improve as compared to 2003 as a result of various factors including continued conversion to the CustomVue procedure, maintenance of our United States market share, and improvements in the United States economy. For 2004, we anticipate that operating expenses will increase approximately 9% compared to 2003 with a target of increasing our operating margins to in excess of 35% of revenues. We expect to continue to generate cash from operations.

Results of Operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
License and other revenues	$30,231	$20,064	51%	$62,718	$39,741	58%
Percent of total revenues	70.3%	62.7%		72.3%	59.8%
System revenues	7,303	7,681	(5)%	13,379	17,607	(24)%
Percent of total revenues	17.0%	24.0%		15.4%	26.5%
Service and parts revenues	5,442	4,241	28%	10,684	9,071	18%
Percent of total revenues	12.7%	13.3%		12.3%	13.7%
Total revenues	$42,976	$31,986	34%	$86,781	$66,419	31%

             License and other revenues

License and other revenues increased by $10.1 million to $30.2 million for the three months ended June 30, 2004 from $20.1 million for the three months ended June 30, 2003. The increase was primarily attributable to increased adoption of our new CustomVue procedure and 18% procedure growth in the United States. We introduced the CustomVue procedure in June 2003 in the United States and sell the product for more than double the price of our standard procedure. License and other revenues increased by $23.0 million to $62.7 million for the six months ended June 30, 2004 from $39.7 million for the six months ended June 30, 2003. The increase was also primarily attributable to increased adoption of our CustomVue procedure and procedure growth in the United States. In the United States, CustomeVue procedures represented approximately 35% of the procedure orders in the six month period ended June 30, 2004.

Based on economists’ views of improvements in the United States economy in 2004 and our belief that customers will increase adoption of our CustomVue product, we continue to believe that license and other revenues will increase in 2004 compared to 2003. The decision to have laser vision correction surgery is influenced by many factors. The procedure is elective and generally not covered by medical insurance; therefore it competes with many types of purchases for consumers’ discretionary spending. Perceptions about safety and effectiveness of the procedure are additional considerations. The lack of long-term follow-up studies of the procedure combined with media coverage of selected unfavorable outcomes may contribute to uncertainty and delay by some potential consumers. Economic uncertainties may also impact the interest in laser vision correction. As such, we cannot accurately predict when, or to what extent, these anticipated changes in the economy and technology will impact our license and other revenues.

     System revenues

System revenues comprise sales and leases of the following equipment:

•	VISX STAR Systems;

•	Upgrades to the VISX STAR System; and

•	WaveScan Systems.

System revenues decreased by $0.4 million to $7.3 million for the three months ended June 30, 2004 from $7.7 million for the three months ended June 30, 2003. More VISX STAR Systems were shipped during the three months ended June 30, 2004 as compared to the comparable period of 2003. However a greater amount were shipped under operating leases during the three months ended June 30, 2004. Under rental or operating lease agreements for systems, rental revenue is recognized over the term of the agreement. System revenues decreased by $4.2 million to $13.4 million for the six months ended June 30, 2004 from $17.6 million for the six months ended June 30, 2003 due to fewer VISX STAR System sales due primarily to softness of laser markets and competitive pricing pressures.

For both comparative periods, there were fewer WaveScan System sales in 2004 as compared to 2003 as at least 80% of our United States customers now have one or more WaveScan Systems.

The market for laser systems remains competitive. We experienced lower per unit pricing on laser sales in the six months ended June 30, 2004 compared with the comparable period of 2003. MarketScope estimates that VISX is the leader in the worldwide market with approximately 30% of worldwide laser placements.

We believe that system revenue for the remainder of 2004 will be less than in 2003.

     Service and parts revenues

Service and parts revenues increased by $1.2 million to $5.4 million for the three months ended June 30, 2004 from $4.2 million for the three months ended June 30, 2003. Service and parts revenues increased by $1.6 million to $10.7 million for the six months ended June 30, 2004 from $9.1 million for the six months ended June 30, 2003. The increases were higher than the comparable periods of 2003 due primarily to higher procedure volumes and the resultant higher revenues derived from customers that purchased service on a per procedure basis.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	Change	2004	2003	Change
Cost of license and other revenue	$864	$707	22%	$1,844	$1,539	20%
Percent of related revenues	2.9%	3.5%		2.9%	3.9%
Cost of system revenues	6,814	7,185	(5)%	12,105	15,564	(22)%
Percent of related revenues	93.3%	93.5%		90.5%	88.4%
Cost of service and parts revenues	4,028	3,498	15%	7,626	7,111	7%
Percent of related revenues	74.0%	82.5%		71.4%	78.4%
Selling, general and administrative	10,475	10,854	(3)%	20,232	20,308	—
Percent of total revenues	24.4%	33.9%		23.3%	30.6%
Research, develop. and regulatory	5,451	4,789	14%	10,495	8,835	19%
Percent of total revenues	12.7%	15.0%		12.1%	13.3%

     Cost of license and other revenues

     Cost of license and other revenues increased by $0.2 million to $0.9 million for the three months ended June 30, 2004 from $0.7 million for the three months ended June 30, 2003. Cost of license and other revenues increased by $0.3 million to $1.8 million for the six months ended June 30, 2004 from $1.5 million for the six months ended June 30, 2003. These increases were due to the increased number of procedures when compared to the related periods in 2003. The gross profit margin increased slightly as the fixed cost components were spread over a larger revenue base.

     Cost of system revenues

Cost of system revenues decreased by $0.4 million to $6.8 million for the three months ended June 30, 2004 from $7.2 million for the three months ended June 30, 2003. Cost of system revenues decreased by $3.5 million to $12.1 million for the six months ended June 30, 2004 from $15.6 million for the six months ended June 30, 2003. These decreases in cost of system revenues were due primarily to the decrease of revenues from the sales of lasers, upgrades and WaveScan Systems. The gross profit margin decreased as the competitive pricing pressure reduced the average selling price with no corresponding reduction in average cost.

     Cost of service and parts revenues

Cost of service and parts revenues increased by $0.5 million to $4.0 million for the three months ended June 30, 2004 from $3.5 million for the three months ended June 30, 2003. Cost of service and parts revenues increased primarily due to higher costs to service a larger installed base of products in the

United States. The overall gross profit margin increased to 26% in the three months ended June 30, 2004 compared to 18% in the corresponding quarter of 2003 as labor service costs are relatively fixed and parts usage does not typically increase linearly with procedure volume. We also incurred significant service costs in the second quarter of 2003 associated with the launch of our CustomVue procedure. Cost of service and parts revenues increased by $0.5 million to $7.6 million for the six months ended June 30, 2004 from $7.1 million for the six months ended June 30, 2003. The increase is primarily due to higher costs to service a larger installed based of Wavescan Systems.

     Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $0.4 million to $10.5 million for the three months ended June 30, 2004 from $10.9 million for the three months ended June 30, 2003. The change reflects primarily the following items:

•	General expenses decreased by $1.2 million primarily due to higher costs incurred in 2003 associated with the filing of the 2003 proxy statement and stockholder vote;

•	Marketing costs decreased by $0.5 million primarily due to a reduction in professional media costs in 2004 compared to those incurred in 2003 associated with the launch of CustomVue in June 2003;

•	Legal expenses increased in 2004 as expenses in 2003 included the benefit of a $0.7 million insurance reimbursement; and

•	Administrative expenses increased $0.7 million primarily due to the costs of compliance with the provisions of the Sarbanes Oxley Act.

Selling, general, and administrative expenses were largely unchanged for the six months ended June 30, 2004 from the corresponding period of the prior year. Increased legal expenses were offset by lower marketing costs for the reasons noted above.

For the remainder of 2004, our current plan for operations includes:

•	A net increase in legal expenses in 2004 as the second half of 2003 benefited from the non-recurring receipt of insurance reimbursements of legal expenses totaling approximately $3.2 million; and

•	A modest increase in administrative spending to reflect the growth in our operations and the cost of compliance with the provisions of the Sarbanes Oxley Act.

     Research and development and regulatory expenses

Research and development and regulatory expenses increased by $0.7 million to $5.5 million for the three months ended June 30, 2004 from $4.8 million for the three months ended June 30, 2003. Research and development and regulatory expenses increased by $1.7 million to $10.5 million for the six months ended June 30, 2004 from $8.8 million for the six months ended June 30, 2003. These increases relate primarily to our ongoing focus on next generation technologies and developments for laser vision correction, including:

•	System advancements;

•	New methods for correcting vision disorders including further indications (such as hyperopia and high myopia) for our CustomVue treatment; and

•	Continued research and clinical trials for treatment of presbyopia.

We project that research and development expense will be higher in the second half of 2004 compared to the first half of 2004 as we continue to invest in new technology.

     Interest and other income

Interest and other income decreased by $1.3 million to $0.5 million for the three months ended June 30, 2004 from $1.8 million for the three months ended June 30, 2003. In 2003 we sold available for sale securities to repurchase shares of VISX stock. This led to a $1.2 million realized gain on available-for-sale securities in the three months ended June 30, 2003. The holding gains were previously recorded in accumulated other comprehensive income, and were recognized in interest and other income upon realization in 2003. Interest income decreased by $2.0 million to $0.8 million for the six months ended June 30, 2004 from $2.8 million for the six months ended June 30, 2003. Lower average yields on our portfolio and lower cash investment balances also contributed to the decrease in interest income compared to the first six months of 2003.

     Income tax provision

Our effective tax rate of 39.6% remained approximately constant in the three and six months ended June 30, 2004 compared to the corresponding periods of 2003.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows (in thousands):

	June 30,	December 31,
	2004	2003
Cash, cash equivalents and short-term investments	$114,252	$86,076
Working capital	129,988	107,040
Stockholders equity	146,616	125,799

Our cash, cash equivalents and short-term investments consist principally of money market funds and bonds issued by the United States government, government sponsored enterprises and corporations. All of our short-term investments are classified as available-for-sale under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses are recognized when realized in the consolidated statements of operations.

Cash, cash equivalents and short-term investments were $114.3 million at June 30, 2004, an increase of $28.2 million compared with December 31, 2003. It was impacted principally by:

•	Positive cash flow from operating activities of $29.6 million;

•	Proceeds from issuance of common stock related to employee participation in employee stock programs generating $15.0 million;

•	Stock repurchases of $15.2 million; and

•	Capital expenditures of $1.0 million.

Operating activities generated $29.6 million in cash in the six months ended June 30, 2004 up from $1.4 million provided in the six months ended June 30, 2003. In the first half of 2004 we:

•	Generated $25.6 million of cash from net income plus non-cash related expenses;

•	Decreased accounts receivable by $2.2 million due primarily to the collection of outstanding balances. Days sales outstanding in accounts receivable was 54 days at the end of the second quarter of 2004 as compared to 77 days at the comparable point in 2003; and

•	Decreased deferred tax assets and prepaid expenses due primarily to the utilization of prepaid tax assets.

Net cash used in investing activities was $31.0 million in the six months ended June 30, 2004 down from $39.6 million net cash provided in the six months ended June 30, 2003. The principal movements in cash used in investing activities in the first half of 2004 were due to the investments in, and maturities of, short-term investments. Net cash provided by investing activities in the first half of 2003 consisted primarily of the investments in, and maturities of, short-term investments offset by a payment of $5.9 million for acquired patents and technology from 20/10 Perfect Vision Optische Gerate GmbH.

Cash used in financing activities was $0.2 million in the six months ended June 30, 2004 down from $62.1 million cash used in the six months ended June 30, 2003. The principal factor that contributed to the cash used in financing activities was the use of $15.2 million to repurchase 0.7 million shares of VISX stock on the open market in the first half of 2004 compared to the $63.0 million used to repurchase 3.5 million shares during the first half of 2003. This was offset by cash received upon the issuance of stock under employee stock programs of $15.0 million and $0.9 million in 2004 and 2003, respectively.

On April 4, 2001, our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.8 million shares on the open market cumulatively through June 30, 2004, at a total cost of $105.6 million. Accordingly, 2.2 million shares remain available as of June 30, 2004 for repurchase under the Board of Directors’ April 2001 authorization. On May 28, 2003, the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of June 30, 2004, we did not have any borrowings outstanding, nor any credit agreements.

Our normal credit terms granted to customers are net 30 to net 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX STAR Systems and WaveScan Systems, we provide long-term financing to customers for their purchase of our equipment in certain markets. We consider a number of factors including industry practice, competition, and our evaluation of customers’ credit worthiness in determining when to offer such financing.

We believe our operations will continue to generate cash in 2004 at a level equal to or greater than in 2003. We believe this will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months. In addition, we have $114.3 million in cash, cash equivalents and short-term investments as of June 30, 2004 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

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

Accounts Receivable

At the end of each accounting period, we estimate the reserve necessary for accounts receivable that will ultimately not be collected from customers. To develop this estimate, we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future. We face two particular challenges in estimating these reserves: concentration of credit with certain large customers and the potential for significant change in the overall health of the national economies in the markets we serve. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results. Our allowance for doubtful accounts at June 30, 2004 and December 31, 2003 as a percentage of gross accounts receivable was 12.5% and 13.3% respectively. At June 30, 2004, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of accounts receivable would have resulted in an increase or decrease in expense of approximately $0.3 million.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of demand over the following 6 months. This estimate, though based on our historical experience and consideration of other relevant factors, (such as the current economic climate), is subject to some uncertainty. Amounts charged to income for excess and obsolete inventory for the three and six month periods ending June 30, 2004 and June 30, 2003 respectively as a percentage of total revenues in those periods, were all less than 1.0%. To date, our estimates have been materially accurate. We do not expect either our methodology or the accuracy of our estimates to change significantly in the future unless there are any major changes in our business model, our operating environment or the economy, or the ongoing development of our technology.

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

Market Acceptance. Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Laser vision correction has penetrated approximately 6% of the eligible United States population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher-priced CustomVue procedure. Although laser vision correction offers a more predictable outcome and more precise results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). Some consumers may choose not to undergo laser vision correction because of these complications or more general concerns relating to its safety and efficacy or a resistance to surgery in general. Alternatively, some consumers may elect to delay undergoing laser vision correction surgery because they believe improved technology or methods of treatment will be available in the near future. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced laser vision correction, these developments could have a material adverse effect on our business, financial position and results of operations.

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

Significant Customers. A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”). Sales to TLC, accounted for 20% and 13% of total revenues for the three month periods ended March 31, 2004 and 2003 and 17% and 18% of total revenues for the three month periods ended June 30, 2004 and 2003, respectively. For the six month periods ended June 30, 2004 and 2003 TLC accounted for 19% and 16% of total revenues. TLC accounted for 17% and 22% of our total receivables at June 30, 2004 and December 31, 2003, respectively. Additionally, Taiwan Hwa In Corporation (“Taiwan-Hwa”) accounted for 13% of our total receivables at June 30, 2004. Should we lose a significant customer or if anticipated sales to a significant customer do not materialize, our business, financial position and results of operations may suffer. In addition, should a significant customer become unable to pay balances owed, we would have to increase our charges for bad debt expense which could have a material adverse effect on our business, financial position and results of operations.

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

International Operations. We face risks due to our reliance on sales in international markets. Sales to customers outside the United States represented 18% and 16% of our total revenues for the three and six months ended June 30, 2004 and 15% and 19% of our total revenues for the three and six months ended June 30, 2003. To date, all of our sales have been denominated in United States dollars. Our international presence exposes us to risks including:

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

Exercising of stock options. As of June 30, 2004, there were an aggregate of 5,543,427 shares of our common stock issuable upon exercise of outstanding vested stock options. If these stock options are exercised, the total number of our traded shares will increase and this could adversely impact our earnings per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the six months ended June 30, 2004 in our exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

Item 4. Controls and Procedures

VISX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, either during the period covered by this report or subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in a variety of legal proceedings. For a complete description of legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2003. During the quarter ended June 30, 2004, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table contains information regarding repurchases of our common stock during the quarter:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of		Publicly	Purchased
	Shares	Average	Announced	Under the
	Purchased	Price Per	Plans or	Plans or
Period	(1)	Share	Programs (2)	Programs
April 1 through April 30, 2004	20,000	$22.26	20,000	2,510,300
May 1 through May 31, 2004	63,200	22.25	63,200	2,447,100
June 1 through June 30, 2004	217,900	24.07	217,900	2,229,200

Total	301,100	$23.57	301,100

(1) Shares have only been repurchased through publicly announced programs. All repurchases were open-market purchases.

(2) On April 4, 2001 our Board of Directors authorized the repurchase of up to 10 million shares of our common stock. We have repurchased 7.8 million shares cumulatively through June 30, 2004 under the Board of Directors’ April 2001 authorization. Number of shares does not include an additional 3.5 million shares of our common stock approved for repurchase by our Board of Directors on May 28, 2003, all of which were repurchased during the quarter ended June 30, 2003.

Unless terminated earlier by resolution of our Board of Directors, each share repurchase program expires when we have repurchased all shares authorized for repurchase thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

     At VISX, Incorporated’s Annual Stockholders’ Meeting on May 13, 2004, stockholders (1) elected each of the director nominees, (2) approved an amendment increasing the number of shares reserved for issuance under the Company’s 2000 Stock Plan, (3) approved the Company’s Performance Incentive Plan, and (4) ratified the appointment of the Company’s independent auditors. The results of the voting were as follows:

	Number of Shares
	Voted For	Withheld
Proposal 1. To elect a board of directors to hold office until the next annual stockholders’ meeting or until their respective successors have been elected or appointed.
E. Davila	42,624,103	1,476,938
L. De Buono	41,969,597	2,131,444
G. French	40,857,117	3,243,924
J. Galiardo	40,845,652	3,255,389
J. Holmes	40,969,345	3,131,696
G. Petersmeyer	41,109,804	2,991,237
R. Sayford	40,851,626	3,249,415

	Number of Shares
		Voted		Broker Non-
	Voted For	Against	Abstain	Votes
Proposal 2. To approve an amendment increasing the number of shares reserved for issuance under the Company’s 2000 Stock Plan.	21,980,785	9,053,543	85,786	12,980,927[1]
Proposal 3. To approve the Company’s Performance Incentive Plan.	29,002,470	2,015,601	102,043	12,980,927[1]
Proposal 4. To ratify the appointment of the Company’s independent auditors.	40,766,409	3,283,766	50,866	0

1 Pursuant to Section 216 of the Delaware General Corporation Law, the affirmative vote of the majority of the votes cast was required to pass Proposals 2 and 3. Significantly fewer shares voted on each of Proposals 2 and 3 than voted on Proposal 1, the election of directors, and Proposal 4, the ratification of the appointment of the Company’s auditors. “Broker non-votes” accounted for this difference in voted shares. For certain types of “non-routine” proposals, such as Proposals 2 and 3, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients. Broker non-votes are counted for purposes of determining whether a quorum exists but not for purposes of determining whether a proposal has passed.

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

(1)	Report on 8-K filed on April 21, 2004 under Item 12 (Disclosure of Results of Operations and Financial Condition) regarding VISX’s first quarter financial results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated
(Registrant)

August 6, 2004	/s/ Elizabeth H. Dávila

Elizabeth H. Dávila
Chairman of the Board and
Chief Executive Officer

August 6, 2004	/s/ Derek A. Bertocci

Derek A. Bertocci
Senior Vice President and
Chief Financial Officer (principal
financial officer)

August 6, 2004	/s/ Martyn J. Webster

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