Form 10-Q
period 2004-09-30
VISX INC
filed 2004-11-08
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Total number of shares of common stock outstanding as of October 22, 2004: 49,609,981

VISX, INCORPORATED

Page
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Interim Financial Statements
Condensed Consolidated Interim Balance Sheets as of September 30, 2004 and December 31, 2003	3
Condensed Consolidated Interim Statement of Operations for the Three Months Ended September 30, 2004 and 2003 and for the Nine Months Ended September 30, 2004 and 2003	4
Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5
Notes to Condensed Consolidated Interim Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview	12
Results of Operations	14
Liquidity and Capital Resources	18
Critical Accounting Policies, Estimates and Judgments	19
Risk Factors	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28
Item 5. Other Information	29
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	30
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,113	$24,895
Short-term investments	110,933	61,181
Accounts receivable, net of allowance for doubtful accounts of $3,845 and $4,195, respectively	28,986	27,432
Inventories	17,149	11,219
Deferred tax assets and prepaid expenses	25,894	20,477

Total current assets	193,075	145,204
Property and Equipment, net	4,078	3,851
Long-Term Deferred Tax and Other Assets	13,168	14,908

	$210,321	$163,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,957	$3,442
Accrued liabilities and other current liabilities	38,583	34,722

Total current liabilities	43,540	38,164

Stockholders’ Equity:
Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued at September 30, 2004 and December 31, 2003, respectively	650	650
Additional paid-in capital	199,584	201,108
Treasury stock, at cost 15,411,259 and 16,295,297 shares, at September 30, 2004 and December 31, 2003, respectively	(248,042)	(258,218)
Accumulated other comprehensive income	79	341
Retained earnings	214,510	181,918

Total stockholders’ equity	166,781	125,799

Total liabilities and stockholders’ equity	$210,321	$163,963

     The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues:
License and other revenues	$27,169	$23,494	$89,887	$63,235
System revenues	6,480	11,136	19,859	28,743
Service and parts revenues	5,022	4,638	15,706	13,709

Total revenues	38,671	39,268	125,452	105,687

Costs and Expenses:
Cost of license and other revenues	763	1,009	2,607	2,548
Cost of system revenues	4,808	11,752	16,913	27,316
Cost of service and parts revenues	3,710	3,574	11,336	10,685
Selling, general and administrative	9,268	10,538	29,500	30,846
Research, development and regulatory	5,766	4,814	16,261	13,649

Total costs and expenses	24,315	31,687	76,617	85,044

Income From Operations	14,356	7,581	48,835	20,643
Interest and other income	607	369	1,393	3,130

Income Before Provision For Income Taxes	14,963	7,950	50,228	23,773
Provision for income taxes	(3,671)	(3,085)	(17,636)	(9,334)

Net Income	$11,292	$4,865	$32,592	$14,439

Earnings Per Share
Basic	$0.23	$0.10	$0.66	$0.29

Diluted	$0.22	$0.10	$0.64	$0.28

Shares Used For Earnings Per Share
Basic	49,525	48,065	49,066	49,816

Diluted	50,971	50,132	50,739	50,995

     The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003

Cash flows from operating activities:
Net income	$32,592	$14,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,752	6,296
Tax benefit from exercise of stock options	7,500	—
Provision for doubtful accounts receivable	146	2,044
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Accounts receivable	(1,707)	(2,200)
Inventories	(14,474)	(5,792)
Deferred tax assets and prepaid expenses	(2,839)	5,088
Long-term deferred tax and other assets	2,380	2,505
Accounts payable	1,515	(337)
Accrued liabilities and other current liabilities	3,848	(6,900)

Net cash provided by operating activities	35,713	15,143

Cash flows from investing activities:
Capital expenditures	(1,664)	(1,349)
Cash paid for acquisition of patents and technology assets	—	(5,900)
Purchase of available for sale securities	(85,782)	(45,853)
Proceeds from maturities of available for sale securities	35,793	86,800

Net cash provided by (used in) investing activities	(51,653)	33,698

Cash flows from financing activities:
Proceeds from issuance of common stock	17,547	2,535
Repurchases of common stock	(16,395)	(63,000)

Net cash provided by (used in) financing activities	1,152	(60,465)

Effect of exchange rate changes on cash and cash equivalents	6	27

Net decrease in cash and cash equivalents	(14,782)	(11,597)
Cash and cash equivalents, beginning of period	24,895	37,687

Cash and cash equivalents, end of period	$10,113	$26,090

Supplemental Cash Flow Information:
Cash paid for income taxes:	$12,795	$2,238

Non-cash investing activities:
Inventory transferred to deferred costs under operating leases	$8,534	$5,454

     The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

1. Significant Accounting Policies:

Basis of Presentation. We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States. Please read our 2003 Annual Report on Form 10-K to gain a more complete understanding of these interim financial statements. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire year or any other period.

We included in these interim financial statements all adjustments (consisting primarily of normal recurring adjustments) that in our opinion are necessary to present fairly our results for the interim periods. Our interim financial statements have not been audited.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income	$11,292	$4,865	$32,592	$14,439

Basic Earnings Per Share
Income available to common stockholders	$11,292	$4,865	$32,592	$14,439
Weighted average common shares outstanding	49,525	48,065	49,066	49,816

Basic Earnings Per Share	$0.23	$0.10	$0.66	$0.29

Diluted Earnings Per Share
Income available to common stockholders	$11,292	$4,865	$32,592	$14,439

Weighted average common shares outstanding	49,525	48,065	49,066	49,816
Dilutive potential common shares from stock options	1,446	2,067	1,673	1,179

Weighted average common shares and dilutive potential common shares	50,971	50,132	50,739	50,995

Diluted Earnings Per Share	$0.22	$0.10	$0.64	$0.28

Options to purchase 2,138,000 and 1,996,000 shares with a weighted average exercise price of $33.92 and $34.97 during the three month periods ended September 30, 2004 and 2003, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during these periods and would have been anti-dilutive.

Options to purchase 2,092,000 and 4,795,000 shares with a weighted average exercise price of $34.27 and $24.46 during the nine month periods ended September 30, 2004 and 2003, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during these periods and would have been anti-dilutive.

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

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
Net Income	As Reported	$11,292	$4,865	$32,592	$14,439
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,109)	(1,906)	(6,340)	(6,071)

Net Income	Pro Forma	$9,183	$2,959	$26,252	$8,368

Basic Earnings Per Share	As Reported	$0.23	$0.10	$0.66	$0.29
	Pro Forma	0.19	0.06	0.54	0.17
Diluted Earnings Per Share	As Reported	$0.22	$0.10	$0.64	$0.28
	Pro Forma	0.18	0.06	0.52	0.17

For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected life of options (in years)	5.58	4.78	5.27	4.35
Expected life of ESPP rights (in years)	1.25	1.25	1.25	1.25
Volatility for options	69%	74%	71%	75%
Volatility for ESPP rights	58%	60%	59%	60%
Risk free interest rate for options	3.45%	2.32%	2.99%	2.46%
Risk free interest rate for ESPP rights	1.91%	1.63%	1.72%	1.61%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted average fair value of options granted under our stock option plans during the three and nine month periods ended September 30, 2004 was $13.17 and $12.30, respectively. The weighted average fair value per share of options granted under the ESPP during the three and nine month periods ended September 30, 2004 was $5.13 and $4.69, respectively.

The weighted average fair value of options granted under our stock option plans during the three and nine month periods ended September 30, 2003 was $12.92 and $6.34, respectively. The weighted average fair value per share of options granted under the ESPP during the three and nine month periods ended September 30, 2003 was $3.88 and $3.63, respectively.

These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.

2. Segment Reporting:

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

Export Revenues. Export revenues accounted for 16% and 15% of total revenues for the three month periods ended September 30, 2004 and September 30, 2003 respectively, and 16% and 17% of total revenues for the nine month periods ended September 30, 2004 and September 30, 2003 respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for the three and nine month periods ended September 30, 2004 and September 30, 2003. In the following table we have presented our export revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Europe	1,834	2,258	5,372	5,738
Americas (excluding the United States)	1,006	1,060	2,784	2,876
Asia and Other	3,391	2,760	11,849	9,796

	$6,231	$6,078	$20,005	$18,410

Substantially all of our long-term assets are located in the United States.

Major Customers. A significant portion of our revenues are derived from sales to TLC Vision Corporation (“TLC”). Sales to TLC accounted for 15% and 17% of total revenues for the three month periods ended September 30, 2004 and 2003, respectively. For the nine month periods ended September 30, 2004 and 2003 TLC accounted for 18% and 16% of total revenues, respectively. TLC accounted for 22% of our total receivables at both September 30, 2004 and December 31, 2003. Additionally, Taiwan Hwa-In Corporation accounted for 13% of our total receivables at September 30, 2004.

3. Inventories

Components of inventories are as follows (in thousands):

	September 30,	December 31,
	2004	2003
	(Unaudited)
Raw materials and subassemblies	$10,563	$7,786
Work-in-process	2,810	1,321
Finished goods	3,776	2,112

	$17,149	$11,219

4. Comprehensive Income (unaudited, in thousands):

We report components of comprehensive income in our annual consolidated statements of stockholders’ equity. Components of comprehensive income (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$11,292	$4,865	$32,592	$14,439
Other comprehensive income (net of related tax effects):
Increase (decrease) in accumulated unrealized holding gains on available-for-sale securities	39	(81)	(237)	(1,413)
Change in accumulated foreign currency translation adjustment	(5)	86	(25)	77

Comprehensive income	$11,326	$4,870	$32,330	$13,103

5. Warranty Obligations

Warranty obligations are included in accrued liabilities. Changes in product warranty obligations for the periods ended September 30, 2004 and 2003 are as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance as of the beginning of the period	$1,376	$1,663	$1,779	$1,963
Expense accrued for new warranties	159	1,700	487	3,098
Cost of services provided	(423)	(1,028)	(1,154)	(2,726)

Balance as of the end of the period	$1,112	$2,335	$1,112	$2,335

6. Patents and Technology Assets

In April 2003, we acquired technology, including patents and other assets associated with our WaveScan WaveFront® System (“WaveScan System”) from 20/10 Perfect Vision Optische Gerate GmbH. We paid $5.9 million for this technology, which was previously licensed to us under an exclusive licensing agreement that is superseded by the acquisition. These assets are included in other assets and are being amortized to cost of system revenues at the greater of actual usage or the estimated useful life of five years.

7. Stockholders’ Equity

On April 4, 2001, our Board of Directors authorized a new Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.8 million shares cumulatively on the open market through September 30, 2004 at a total cost of $106.8 million. Accordingly, 2.2 million shares remain available as of September 30, 2004 for repurchase under the Board of Directors’ April 2001 authorization. On May 28, 2003 the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003.

8. Income Tax Provision

Our effective tax rate in the third quarter of 2004 was 24.5% as compared to 38.8% in the third quarter of 2003. The decrease was primarily attributable to the release of certain tax accruals due to differences between our original estimates of certain prior year income tax expenses and revisions based on the elimination of contingencies from prior year tax returns. This led to a benefit of approximately $2.2 million in the three months ended September 30, 2004.

9. New Accounting Pronouncements

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

In November 2003, the EITF reached an interim consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” to require additional disclosure requirements for securities classified as available-for-sale or held-to-maturity for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a final consensus on this Issue, to provide additional guidance which companies must follow in determining whether investment securities have an impairment which should be considered other-than-temporary. The guidance is applicable for reporting periods beginning after June 15, 2004. The Company does not expect the adoption under the final consensus to have a significant impact on the carrying value of its investments.

10. Reclassifications

Certain reclassifications were made to prior year financial data to conform with current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements, including but not limited to: our belief that our CustomVue procedure represents a new standard in laser vision correction; our belief that ongoing technical advances (including our CustomVue procedure) have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses and may increase consumer acceptance of laser vision correction surgery; our belief that we have the largest installed base of laser vision correction systems in place worldwide and that we have approximately 60% market share for procedures performed in the United States; our plan to continue to generate cash from our ongoing business in 2004; the possibility that we may repurchase shares of our common stock through the remainder of 2004; our belief there will not be a near-term change in our level of capital expenditures; our belief that a decline in economic conditions in the United States could result in a decline in the number of laser vision correction procedures performed; our belief that our revenue and profit for the balance of 2004 will to improve compared to 2003; our belief that operating expenses will increase compared to 2003; our target of increasing operating margins to in excess of 35% of revenues; our expectation that we will continue to generate cash from operations; our belief that procedure growth was negatively impacted by the hurricanes that affected the eastern United States in the third quarter; our belief that our license revenue will improve for the balance of 2004 as compared to 2003; our belief that the lack of long-term follow-up studies, media coverage of selected unfavorable outcomes, and economic uncertainties may impact interest in laser vision correction; our belief that system revenue for the remainder of 2004 will be less than the comparable period of 2003; our projection that research and development expense in the fourth quarter of 2004 will be comparable to the fourth quarter of 2003; our belief that operations will generate cash in 2004 at a level equal to or greater than in 2003; our belief that cash from operations will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. The following discussion and analysis should be read together with our Condensed Consolidated Financial Statements and the Notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements include, but are not limited to, statements concerning risks and uncertainties. The risks and uncertainties include the potential reduction in demand for our equipment and upgrades, and the potential decline in demand for procedures caused by the weakness in the economy, consumer confidence and stock markets in the United States in recent years. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the “Factors Affecting Future Operating Results” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our CustomVue procedure is also available for all of these refractive vision disorders in most international markets. In May 2003, we obtained FDA approval for our new CustomVue procedure for nearsightedness and astigmatism.

We sell products worldwide and generate the majority of our revenues and cash through license fees charged for the performance of laser vision correction procedures using the VISX STAR ™ Excimer Laser System (“VISX STAR System”). The license fee charged for a particular procedure depends on whether the procedure is performed in the United States or internationally, and the type of procedure involved. In the United States, we charge a license fee for our standard procedure and a license fee for our CustomVue procedure that is more than twice the amount charged for our standard procedure. Additionally, we charge a standard price of $10 per procedure for treatment cards. Internationally, for our standard procedure we charge a small price per procedure for the treatment card. For our CustomVue procedure we charge a significantly higher price per procedure.

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

License revenues comprise the majority of our revenues and carry a gross profit margin of approximately 97%. License revenues also generated approximately 90% of our gross profit dollars in the three and nine month periods ended September 30, 2004. Such revenues are predominantly derived from license fees from our United States customers. License revenues grew 16% and 42% in the three and nine month periods ended September 30, 2004 compared with the corresponding periods in 2003. We evaluate this aspect of our business by tracking the following:

•	The number of procedures sold;

•	Trends in procedure sales, including conversion rates from standard to CustomVue procedures; and

•	Market share for VISX and its competitors.

Any increase in license fee revenue that results from either an increase in the amount charged for a particular procedure or from an increase in overall procedure volume directly impacts our net income. As a result, our management team is focused on activities that will (i) accelerate the market’s acceptance of, and conversion to, our CustomVue procedure; (ii) enable VISX to maintain or gain market share; and (iii) increase the laser vision correction market in general. Progress on any one of these fronts offers the potential for growth in our license revenue.

We manage our expenses closely and plan to continue to generate cash from our ongoing business operations in 2004. Historically, our primary non-operating use of cash has been to repurchase shares of our common stock. We bought 0.8 million shares of stock in the first nine months of 2004 and may repurchase additional shares through the remainder of 2004. We will also continue to investigate areas where we can expand our business. This could result in using cash for the acquisition of technology or a business. Our capital expenditures have been in the range of $2.4 million to $4.0 million per year in the past five years. We do not expect to exceed this level of expenditures in 2004. We have no long term debt.

Looking to the remainder of 2004, our business is highly leveraged on procedure volume and the conversion to CustomVue procedures. A number of factors, the most material of which are set forth below, could impact our success in 2004 and beyond:

•	Market acceptance of laser vision correction. Increased acceptance of laser vision correction by both doctors and patients in the United States and key international markets is essential for our continued growth. Laser vision correction has penetrated approximately 6% of the eligible United States population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher-priced CustomVue procedure. We expect that ongoing technical advances, such as the CustomVue procedure, will enhance the quality of patients’ vision and may also increase consumer acceptance of laser vision correction surgery.

•	Our ability to obtain additional FDA approvals. We continue to expand the list of FDA approved indications that can be treated by our systems. As we receive approvals for additional types and ranges of refractive disorders from the FDA, the pool of eligible laser vision correction candidates increases, thereby expanding the potential for growth in procedures, CustomVue adoption and license revenue.

•	Our competition. Competition in the laser vision correction market is intense which creates pricing pressure on our products. Additionally, most of our competitors have greater resources and a stronger international market presence. As a result, the competition to obtain procedure market share is intense.

•	The United States economy. We have always charged a license fee for procedures sold in the United States. Therefore, it remains our most significant market for license revenue. As such, economic conditions in the United States impact our license revenue more than global economic conditions. Industry analysts have tracked procedure volume in the United States against economic indicators such as consumer confidence and have noted a correlation between consumer confidence and the number of laser vision correction procedures performed per quarter. A decline in economic conditions in the United States could result in a decline in the number of laser vision correction procedures performed.

We believe our revenue and profit for the balance of 2004 will improve as compared to 2003 as a result of various factors including higher CustomVue adoption and improvements in the United States economy. For 2004, we anticipate that operating expenses will increase compared to 2003 with a target of increasing our operating margins to in excess of 35% of revenues. We expect to continue to generate cash from operations.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
($ 000’s)	2004	2003	Change	2004	2003	Change
License and other revenues	$27,169	$23,494	16%	$89,887	$63,235	42%
Percent of total revenues	70.3%	59.8%		71.7%	59.8%
System revenues	6,480	11,136	(42)%	19,859	28,743	(31)%
Percent of total revenues	16.7%	28.4%		15.8%	27.2%
Service and parts revenues	5,022	4,638	8%	15,706	13,709	15%
Percent of total revenues	13.0%	11.8%		12.5%	13.0%
Total revenues	$38,671	$39,268	(2)%	$125,452	$105,687	19%

     License and other revenues

License and other revenues increased $3.7 million, to $27.2 million for the three months ended September 30, 2004, from $23.5 million for the three months ended September 30, 2003. The increase was primarily attributable to increased adoption of our CustomVue procedure and 4% procedure growth in the United States. We believe that procedure growth was negatively impacted by the hurricanes that affected the Eastern United States in the third quarter of 2004. We introduced the CustomVue procedure in June 2003 in the United States and sell the product for more than double the price of our standard procedure. License and other revenues increased $26.7 million, to $89.9 million for the nine months ended September 30, 2004, from $63.2 million for the nine months ended September 30, 2003. The increase was primarily attributable to increased adoption of our CustomVue procedure and procedure growth in the United States. In the United States, CustomVue procedures represented approximately 35% of the procedure orders in the nine month period ended September 30, 2004.

We believe that our license and other revenues will improve for the balance of 2004 as compared to 2003. The decision to have laser vision correction surgery is influenced by many factors. The procedure is elective and generally not covered by medical insurance; therefore it competes with many types of purchases for consumers’ discretionary spending. Perceptions about safety and effectiveness of the procedure are additional considerations. The lack of long-term follow-up studies of the procedure combined with media coverage of selected unfavorable outcomes may contribute to uncertainty and delay by some potential consumers. Economic uncertainties may also impact the interest in laser vision correction. As such, we cannot accurately predict when, or to what extent changes in the economy and technology will impact our license and other revenues.

     System revenues

System revenues comprise sales and leases of the following equipment:

•	VISX STAR Systems;

•	WaveScan Systems; and

•	Upgrades

System revenues decreased by $4.6 million to $6.5 million for the three months ended September 30, 2004 from $11.1 million for the three months ended September 30, 2003. System revenues decreased by $8.8 million to $19.9 million for the nine months ended September 30, 2004 from $28.7 million for the nine months ended September 30, 2003. The decrease in both periods is primarily due to fewer WaveScan System sales in 2004 as compared to 2003 as at least 80% of our United States customers now have one or more WaveScan Systems.

More VISX STAR Systems were shipped during the nine months ended September 30, 2004 as compared to the comparable period of 2003. However a greater number were shipped under operating leases during the nine months ended September 30, 2004. Under operating leases revenue is generally recognized over the term of the agreement.

The market for laser systems remains competitive. Pricing pressures in 2004 have contributed to the decrease in system revenues as we experienced lower per unit pricing on laser sales in the nine months ended September 30, 2004 compared with the comparable period of 2003. MarketScope estimates that VISX is the leader in the worldwide market with approximately 30% of worldwide laser placements.

For these reasons, we believe that system revenue for the remainder of 2004 will be less than the comparable period in 2003.

     Service and parts revenues

Service and parts revenues increased by $0.4 million to $5.0 million for the three months ended September 30, 2004 from $4.6 million for the three months ended September 30, 2003. Service and parts revenues increased by $2.0 million to $15.7 million for the nine months ended September 30, 2004 from $13.7 million for the nine months ended September 30, 2003. Service and parts revenues for the three and nine month periods ended September 30, 2004 were higher than the comparable periods for 2003 primarily due to higher procedure volumes and the resultant higher revenues derived from customers that purchased service on a per procedure basis.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ 000’s)	2004	2003	Change	2004	2003	Change
Cost of license and other revenues	$763	$1,009	(24)%	$2,607	$2,548	2%
Percent of related revenues	2.8%	4.3%		2.9%	4.0%
Cost of system revenues	4,808	11,752	(59)%	16,913	27,316	(38)%
Percent of related revenues	74.2%	105.5%		85.2%	95.0%
Cost of service and parts revenues	3,710	3,574	4%	11,336	10,685	6%
Percent of related revenues	73.9%	77.1%		72.2%	77.9%
Selling, general and administrative	9,268	10,538	(12)%	29,500	30,846	(4)%
Percent of total revenues	24.0%	26.8%		23.5%	29.2%

	Three Months Ended September 30,			Nine Months Ended September 30,
($ 000’s)	2004	2003	Change	2004	2003	Change
Research, develop. and regulatory	5,766	4,814	20%	16,261	13,649	19%
Percent of total revenues	14.9%	12.3%		13.0%	12.9%

     Cost of license and other revenues

Cost of license and other revenues decreased $0.2 million to $0.8 million for the three months ended September 30, 2004 from $1.0 million for the three months ended September 30, 2003. Cost of license and other revenues increased $0.1 million, to $2.6 million for the nine months ended September 30, 2004, from $2.5 million for the nine months ended September 30, 2004. The overall increase in the gross profit percentage is due to lower costs associated with the production of custom cards when compared to the related period in 2003.

     Cost of system revenues

Cost of system revenues decreased $7.0 million to $4.8 million for the three months ended September 30, 2004 from $11.8 million for the three months ended September 30, 2003. Cost of system revenues decreased $10.4 million to $16.9 million for the nine months ended September 30, 2004 from $27.3 million for the nine months ended September 30, 2003. The decreases in cost of system revenues were due primarily to the decrease of revenues from the sales of lasers, upgrades and WaveScan Systems. In addition, a greater number of systems were shipped under operating leases during the three and nine months ended September 30, 2004 versus the comparable periods of 2003. Under operating leases, costs are recognized in proportion to the revenues recognized over the term of the agreement. Cost of system revenues in the first and second quarters of 2004 were overstated by $0.1 million and $0.3 million, respectively. The third quarter includes a $0.4 million adjustment to correct these overstatements. The amount of such charges were not material to our consolidated results of operations in the three months ended March 31, 2004, June 30, 2004 and September 30, 2004 or the nine months ended September 30, 2004.

     Cost of service and parts revenues

Cost of service and parts revenues increased $0.1 million to $3.7 million for the three months ended September 30, 2004 from $3.6 million for the three months ended September 30, 2003. The overall gross profit margin increased to 26% in the three months ended September 30, 2004 compared to 23% in the corresponding period of 2003 as labor costs are relatively fixed and parts usage does not typically increase linearly with procedure volume. Costs of service and parts revenues increased $0.6 million to $11.3 million for the nine months ended September 30, 2004 from $10.7 million for the nine months ended September 30, 2003. Cost of service and parts revenues increased due to a larger installed base of products in the United States.

     Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.2 million to $9.3 million for the three months ended September 30, 2004 from $10.5 million for the three months ended September 30, 2003. The change reflects primarily the following items:

•	In the third quarter of 2003, DVI Inc. (“DVI”), which provided equipment purchase financing to VISX customers, entered into Chapter 11 bankruptcy proceedings. Bad debt expense decreased by $1.8 million in the third quarter of 2004 as compared to the third quarter of 2003 primarily due to the increase in reserves in 2003 to cover the entire $2.3 million of accounts receivable then outstanding from DVI;

•	United States marketing costs decreased by $0.3 million primarily due to a reduction in professional media costs in 2004 compared to those incurred in 2003 associated with the launch of CustomVue in 2003;

•	Increased selling, general and administrative costs primarily attributable to higher personnel related costs of $0.6 million; and

•	Administrative expenses increased $0.3 million primarily due to the costs of compliance with the provisions of the Sarbanes Oxley Act.

Selling, general and administrative expenses decreased by $1.3 million to $29.5 million for the nine months ended September 30, 2004 from $30.8 million for the nine months ended September 30, 2003. Decreased bad debt expenses and legal expenses were offset by higher commission expenses due to higher revenues and increased administrative spending to reflect the cost of compliance with the provisions of the Sarbanes Oxley Act.

For the remainder of 2004, our current plan for operations includes:

•	A net increase in legal expenses in 2004 since the fourth quarter of 2003 benefited from the non-recurring receipt of insurance reimbursements of legal expenses totaling approximately $3.1 million; and

•	A modest decrease in selling general and administrative spending as compared to the fourth quarter of 2003.

     Research and development and regulatory expenses

Research and development and regulatory expenses increased by $1.0 million to $5.8 million for the three months ended September 30, 2004 from $4.8 million for the three months ended September 30, 2004. Research and development and regulatory expenses increased by $2.7 million to $16.3 million for the nine months ended September 30, 2004 from $13.6 million for the nine months ended September 30, 2003. These increases relate primarily to our ongoing focus on next generation technologies and developments for laser vision correction, including:

•	System advancements;

•	New methods for correcting vision disorders including further indications (such as hyperopia and high myopia) for our CustomVue treatment; and

•	Continued research and clinical trials for treatment of presbyopia.

We project that research and development expense in the fourth quarter of 2004 will be comparable to the level of expenditures in the fourth quarter of 2003.

     Interest and other income

Interest and other income increased by $0.2 million to $0.6 million for the three months ended September 30, 2004 from $0.4 million for the three months ended September 30, 2003. Slightly higher yields on our portfolio balances contributed to the increase in interest income compared to the third quarter of 2003. Interest income decreased by $1.7 million to $1.4 million for the nine months ended September 30, 2004 from $3.1 million for the nine months ended September 30, 2003. In 2003 we sold “available-for–sale” securities to repurchase shares of VISX stock. This led to a $1.2 million realized gain on available for sale securities. The holding gains were previously recorded in accumulated other comprehensive income, and were recognized in interest and other income upon realization in 2003.

     Income tax provision

Our effective tax rate in the third quarter of 2004 was 24.5% as compared to 38.8% in the third quarter of 2003. The decrease was primarily attributable to the release of certain tax accruals due to differences between our original estimates of certain prior year income tax expenses and revisions based on the elimination of contingencies from prior year tax returns.

This led to a benefit of approximately $2.2 million in the three months ended September 30, 2004.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows (in thousands):

	September 30,	December 31,
	2004	2003
Cash, cash equivalents and short-term investments	$121,046	$86,076
Working capital	149,535	107,040
Stockholders equity	166,781	125,799

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

Cash, cash equivalents and short-term investments were $121.0 million at September 30, 2004, an increase of $35.0 million compared with December 31, 2003. It was impacted principally by:

•	Positive cash flow from operating activities of $35.7 million;

•	Proceeds from issuance of common stock related to employee participation in employee stock programs generating $17.5 million;

•	Repurchases of 0.8 million shares of stock at a total cost of $16.4 million; and

•	Capital expenditures of $1.7 million.

Operating activities generated $35.7 million in cash in the nine months ended September 30, 2004 up from $15.1 million provided in the nine months ended September 30, 2003. In the first nine months of 2004, we:

•	Generated $47.0 million of cash from net operations plus non-cash related expenses;

•	Increased Inventory by $14.5 million primarily to support the increase in system sales and anticipated shipments of the Fourier upgrade and Iris Registration, and;

•	Accrued and other current liabilities increased by $3.8 million due primarily to the deferral of revenue associated with operating lease arrangements.

Net cash used in investing activities was $51.7 million in the nine months ended September 30, 2004 down from $33.7 million net cash provided in the nine months September 30, 2003. The principal movements in cash used in investing activities in the first nine months of 2004 were due to the investments in, and maturities of, short-term investments. Net cash provided by investing activities in the first nine months of 2003 consisted primarily of the investments in, and maturities of, short-term investments offset by a payment of $5.9 million for acquired patents and technology from 20/10 Perfect Vision Optische Gerate GmbH.

Cash provided by financing activities was $1.2 million in the nine months ended September 30, 2004 as compared to $60.5 million cash used in the nine months ended September 30, 2003. This was primarily due to more cash being provided by the exercise of options than used in the repurchase of shares in 2004 as compared to 2003 when the reverse was true.

On April 4, 2001, our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.8 million shares on the open market cumulatively through September 30, 2004, at a total cost of $106.8 million. Accordingly, 2.2 million shares remain available as of September 30, 2004 for repurchase under the Board of Directors’ April 2001 authorization. On May 28, 2003, the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. As a result, we cannot predict the number of shares that we may repurchase in the future.

Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of September 30, 2004, we did not have any borrowings outstanding, nor any credit agreements.

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

We believe our operations will continue to generate cash in 2004 at a level equal to or greater than in 2003. We believe this will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months. In addition, we have $121.0 million in cash, cash equivalents and short-term investments as of September 30, 2004 to provide for unforeseen contingencies and to support strategic objectives including the development or acquisition of new technologies and our Stock Repurchase Program.

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

Accounts Receivable

At the end of each accounting period, we estimate the reserve necessary for accounts receivable that will ultimately not be collected from customers. To develop this estimate, we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future. We face two particular challenges in estimating these reserves: concentration of credit with certain large customers and the potential for significant change in the overall health of the national economies in the markets we serve. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results. Our allowance for doubtful accounts at September 30, 2004 and December 31, 2003 as a percentage of gross accounts receivable was 11.7% and 13.3%, respectively. At September 30, 2004, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of accounts receivable would have resulted in an increase or decrease in expense of approximately $0.4 million.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of demand over the following 6 months. This estimate, though based on our historical experience and consideration of other relevant factors, (such as the current economic climate), is subject to some uncertainty. Amounts charged to income for excess and obsolete inventory for the three and nine month periods ending September 30, 2004 and September 30, 2003 as a percentage of total revenues in those periods, were all less than 1.0%. To date, our estimates have been materially accurate. We do not expect either our methodology or the accuracy of our estimates to change significantly in the future unless there are any major changes in our business model, our operating environment or the economy, or the ongoing development of our technology.

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

Risk Factors

This report contains forward-looking statements that involve risk and uncertainty. The factors set forth below, which are not the only risks we face, may cause our actual results to vary from those contemplated by forward-looking statements set forth in this report and should be considered carefully in addition to the other information presented in this report. If any of the following risks actually occur, our business, results of operations or cash flows could be adversely affected. Our results of operations have varied widely in the past and could continue to vary significantly. In addition, our actual results may differ significantly from the results contemplated by the forward-looking statements. Accordingly, we believe our results of operations in any given period may not be a good indicator of our future performance.

Market Acceptance. Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Laser vision correction has penetrated approximately 6% of the eligible United States population, and our profitability and growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher-priced CustomVue procedure. Although we believe laser vision correction offers a more predictable outcome and more precise results than other surgical methods used to correct refractive disorders, it is not without risk. Potential complications and side effects include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). Some consumers may choose not to undergo laser vision correction because of these complications or more general concerns relating to its safety and efficacy or a resistance to surgery in general. Alternatively, some consumers may elect to delay undergoing laser vision correction surgery because they believe improved technology or methods of treatment will be available in the near future. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced laser vision correction, these developments could delay or prevent market acceptance of laser vision correction, which would have a material adverse effect on our business, financial position and results of operations.

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

Clinical Trials. The clinical trials required to obtain regulatory approvals are complex and expensive and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.

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

Procedure Market Share. MarketScope estimated that as at June 30, 2004 we were the leader in the United States procedures market with a market share of over 60%. Because of this position, all of our competitors target us and our market share in order to grow their own revenues. We can give no assurance that we will be able to maintain or grow our existing market share and we may, in fact, be required to incur considerable expenditures in order to maintain or increase that market share. Should our procedure market share decline, it could have a material adverse effect on our business, financial position, and results of operations as well as the market price of our common stock.

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

Significant Customers. A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”). Sales to TLC accounted for 15% and 17% of total revenues for the three month periods ended September 30, 2004 and 2003, respectively. For the nine month periods ended September 30, 2004 and 2003 TLC accounted for 18% and 16% of total revenues, respectively. TLC accounted for 22% of our total receivables at both September 30, 2004 and December 31, 2003. Additionally, Taiwan Hwa-In Corporation accounted for 13% of our total receivables at September 30, 2004. Should we lose a significant customer or if anticipated sales to a significant customer do not materialize, our business, financial position and results of operations may suffer. In addition, should a significant customer become unable to pay balances owed, we would have to increase our charges for bad debt expense which could have a material adverse effect on our business, financial position and results of operations.

New Technologies. If we fail to keep pace with advances in our industry or fail to develop new methods of vision correction, customers may not buy our products and our revenue may decline. We must be able to manufacture and effectively market those products and persuade a sufficient number of eye care professionals to use the new products, as well as new methods of vision correction that we introduce such as our CustomVue procedure. Sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products. A decrease in procedure volume may also occur if consumers elect to delay undergoing laser vision correction surgery because they believe improved technology or methods of treatment will be available in the near future.

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

Patents and Intellectual Property Disputes. Our business is dependent on the enforceability and the validity of our United States and foreign patents. We own over 200 United States and foreign patents and have more than 200 patent applications pending. In the past, our patents have been challenged on several fronts and we have asserted our patents against competitors. Generally, these proceedings centered on whether infringement of the patents had occurred, and on the validity or enforceability of the patents. While all of our historical proceedings have now been resolved, we may assert our patents against competitors in the future. If our patents were found to be invalid or unenforceable (or in the event that parties against whom VISX asserted patent infringement were found not to be infringing our patents) in any future proceedings, our ability to collect license fees from the parties to the litigation or from other sellers or users of laser vision correction equipment in the United States could suffer and our revenues could decline. In addition, other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers. If we were accused of infringing such competitors’ patents and found to have infringed such patents, we could be subject to significant monetary liability and enjoined from distributing our products. Any one of these results could harm our business.

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

Litigation. In the past, we have been involved in a number of legal proceedings, some of which have resulted in significant legal expenses and settlement costs. In the future, we may become involved in additional legal proceedings that, regardless of their outcome or validity, could lead to additional expenses being incurred and diversion of our management’s resources.

Section 404 Compliance. We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) by December 31, 2004. Rules describing the requirements for our auditors to be able to attest to our compliance under Section 404 were adopted in June, 2004. Currently, there is no precedent or proven method for compliance with Section 404, and our management must exercise significant judgment in our effort to do so. As a result of this uncertainty, we cannot be certain that we will comply with the requirements of Section 404 in a timely manner. If we do not, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

International Operations. We face risks due to our reliance on sales in international markets. Sales to customers outside the United States represented 16% of our total revenues for the three and nine months ended September 30, 2004 and 15% and 17% of our total revenues for the three and nine months ended September 30, 2003. To date, all of our sales have been denominated in United States dollars. Our international presence exposes us to risks including:

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

Exercising of stock options. As of September 30, 2004, there were an aggregate of 5,580,448 shares of our common stock issuable upon exercise of outstanding vested stock options. If these stock options are exercised, the total number of our traded shares will increase and this could adversely impact our earnings per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the nine months ended September 30, 2004 in our exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

Item 4. Controls and Procedures

VISX management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been involved in a variety of legal proceedings. For a complete description of legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2003. During the quarter ended September 30, 2004, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table contains information regarding repurchases of our common stock during the quarter:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	Average Price Per	Announced Plans or	the Plans or
Period	(1)	Share	Programs (2)	Programs
July 1 through July 31, 2004	20,000	$21.37	20,000	2,209,200
August 1 through August 31, 2004	40,000	18.86	40,000	2,169,200
September 1 through September 30, 2004				2,169,200

Total	60,000	$19.70	60,000

(1) Shares have only been repurchased through publicly announced programs. All repurchases were open-market purchases.

(2) On April 4, 2001 our Board of Directors authorized the repurchase of up to 10 million shares of our common stock. We have repurchased 7.8 million shares cumulatively through September 30, 2004 under the Board of Directors’ April 2001 authorization. Number of shares does not include an additional 3.5 million shares of our common stock approved for repurchase by our Board of Directors on May 28, 2003, all of which were repurchased during the quarter ended June 30, 2003.

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

     VISX filed reports on Form 8-K during the period covered by this report, as follows:

(1)	Report on 8-K filed on July 21, 2004 under Item 12 (Disclosure of Results of Operations and Financial Condition) to reference and furnish as an exhibit a press release dated July 21, 2004 announcing our VISX’s second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISX, Incorporated (Registrant)
November 8, 2004	/s/ Elizabeth H. Dávila Elizabeth H. Dávila Chairman of the Board and Chief Executive Officer
November 8, 2004	/s/ Derek A. Bertocci Derek A. Bertocci Senior Vice President and Chief Financial Officer (principal financial officer)
November 8, 2004	/s/ Martyn J. Webster Martyn J. Webster Controller (principal accounting officer)

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