Form 10-K
period 2004-12-31
VISX INC
filed 2005-03-11
CIK 837991

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACTS OF 1934
For the fiscal year ended: December 31, 2004
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
None.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,320,000,000. Shares of common stock held by each executive officer, director, and each person who beneficially owns 5% or more of the outstanding common stock, have been excluded because such persons may, under certain circumstances, be deemed to be affiliates. The determination of an affiliate or an executive officer status is not necessarily conclusive for other purposes.
      The number of Common Shares outstanding as of February 28, 2005 was 50,046,560.

VISX, INCORPORATED
NOTE: VISX, VISX STAR, VISXPRESS, VISX STAR 2, VISX STAR S3, STAR S2, STAR S3, VISX STAR S4, STAR S4, VISX STAR S3 ActiveTrak, VISX University, CustomVue, PreVue, CUSTOM-CAP, VSS, VisionKey, WaveScan, and WaveScan WaveFront are trademarks of VISX, Incorporated.

This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results contemplated by the forward-looking statements. Please carefully review and consider the sections of this report under the headings “Legal Proceedings” and “Risk Factors” in addition to the other information presented in this report for a description of the risks and uncertainties facing our business.
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
According to Market Scope, a refractive surgery market research group, 50% to 60% of the population in North America, Western Europe and parts of the Asian Pacific region requires some type of vision correction. In the United States alone there are 50 to 60 million laser vision correction candidates who experience some form of nearsightedness, farsightedness, or astigmatism. To date, the industry has penetrated less than 6% of the United States population eligible for refractive surgery.
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
Recent Events
On November 9, 2004 we entered into a definitive merger agreement with Advanced Medical Optics, Inc. (“AMO”). We and AMO are working to close the transaction in the second quarter of 2005. Our stockholders are expected to receive 0.552 of a share of AMO common stock and $3.50 in cash for each share of VISX common stock they own at the completion of the merger, but this mixture of AMO common stock and cash is subject to adjustment as more fully described below. Each of our stockholders would receive cash for any fractional share of AMO common stock that the stockholder would otherwise be entitled to receive in the merger after aggregating all fractional shares to be received by the stockholder.
The merger is expected to qualify as a “reorganization” under the Internal Revenue Code of 1986, as amended. If neither AMO’s nor our counsel is able to render an opinion at the completion of the merger that the merger qualifies as a “reorganization” (based on the mix of cash and stock consideration described above) within the meaning of Section 368(a) of the Internal Revenue Code, then the amount of the cash merger consideration will be reduced and the amount of the stock merger consideration will be increased, in each case to the minimum extent necessary to enable either counsel to render this opinion at the completion of the merger. Based on the number of shares of our common stock outstanding on November 8, 2004, this would occur if the trading price of AMO common stock on the closing date is below approximately $25.37.
In the event of any such adjustment, the overall economic value of the merger consideration issuable and payable for each share of our common stock in the merger as of the closing date will still be calculated based on the trading price of AMO common stock at the closing and therefore will not change. In other words, if an adjustment is made to the mix of cash and stock consideration, the total value of the stock consideration and the cash consideration after any adjustment will still be calculated on the closing date and will be equal to the total value of the stock consideration and the cash consideration prior to the adjustment, but the specific amounts of stock and cash consideration would change. AMO and VISX will not know, however, whether any such adjustment is necessary until immediately prior to the completion of the merger. Subject to regulatory and stockholder approvals, which we and AMO are in the process of seeking, and other customary closing conditions, we expect the transaction to close in the second quarter of 2005. We believe the planned merger will be consummated, however the outcome cannot be predicted with certainty.
Refractive Vision Disorders
The human eye functions much like a camera. It incorporates a lens system that focuses light (the cornea and the lens), a variable aperture system that regulates the amount of light passing through the eye (the iris), and film that records the image (the retina). In a properly functioning eye, entering light is refracted by the cornea and lens, causing the image to focus on the retina. The retina translates the image into an electrical signal, which is relayed to the optic nerve and then to the brain.
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
In addition to these refractive vision disorders, eyeglasses are also required for reading by the majority of individuals that are over 50 years of age to correct a vision disorder known as presbyopia. This condition results from an age-related loss of accommodation by the lens of the eye which results in an inability to focus at close range.
Other vision disorders, known as higher order aberrations, can also result in blurred vision. Higher order aberrations cannot currently be corrected with eyeglasses or contact lenses and, until recently, were not measurable. Recent technological advances enable treatment of these higher order aberrations with laser vision correction.
Laser Vision Correction
Laser Vision Correction (sometimes abbreviated as LVC and also known as LASIK) eliminates or reduces reliance on eyeglasses or contact lenses. It employs a computerized laser that ablates, or removes, sub-micron layers of tissue from the cornea, reshaping the eye and thereby improving vision.
The VISX STAR System employs an excimer laser that ablates tissue without generating the heat that can cause unintended thermal damage to surrounding tissue. The excimer laser operates in the ultraviolet spectrum and acts on the cornea; light from the laser does not penetrate the eye, so there is no measurable effect in the interior of the eye.
The pulses of laser light ablate submicron layers of tissue on the cornea in a pattern to reshape the cornea. A micron equals 0.001 of a millimeter, and the depth of tissue ablated during the procedure typically is less than the width of a strand of human hair. The average procedure lasts approximately 15 to 40 seconds and consists of approximately 150 laser pulses, each of which lasts several billionths of a second. The cumulative exposure of the eye to laser light is less than one second. The entire patient visit, including preparation, application of a topical anesthetic, and post-operative dressing, generally lasts about 30 minutes when LVC is performed using the VISX STAR System.
LASIK
Laser Assisted In Situ Keratomileusis (“LASIK”) is the most common method for performing LVC. To perform LASIK, a device called a microkeratome is typically used to create a thin flap on the cornea. The ophthalmologist folds back the flap, ablates the exposed corneal surface with the laser, and then returns the flap to its original position. LASIK is popular primarily because there is minimal postoperative discomfort and an almost immediate improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses). Nevertheless, LASIK requires a high degree of surgical skill and can result in adverse events, often attributable to the microkeratome.
Standard LASIK
Standard LASIK was introduced in the mid 1990’s. In performing Standard LASIK, an ophthalmologist conducts a traditional eye examination to determine the prescription required to correct the patient’s vision. The prescription is then programmed into the VISX STAR System which calculates the ablation needed to make a precise corneal correction to treat nearsightedness, farsightedness, and astigmatism. Unlike Custom LASIK (see below), Standard LASIK cannot correct higher order aberrations.
Custom LASIK
The most advanced method of performing laser vision correction is Custom LASIK. Custom LASIK employs a diagnostic evaluation of the eye that measures refractive errors in the patient’s vision more precisely than previously available technology. VISX’s Custom LASIK, known as CustomVuetm laser vision correction, uses the VISX WaveScan WaveFront® System (“WaveScan® System”) to obtain comprehensive information about the imperfections, or refractive errors, of each patient’s vision. Refractive errors are displayed by the WaveScan System in the form of an aberration map that offers a unique pattern for each patient’s eye, similar to a fingerprint. The map displays information about refractive errors that result in nearsightedness, farsightedness, and astigmatism, as well as information about higher order aberrations that were not previously measurable by any other instrument.
The information from the WaveScan System is used to generate a personalized treatment plan that is digitally transferred to the VISX STAR System. The ablation derived from this information is therefore customized to the individual’s eye. Because CustomVue laser vision correction can correct visual errors that were previously not measurable, it has the potential to improve vision beyond corrections obtained with contacts or glasses. Our clinical data, reported at the American Society of Cataract and Refractive Surgeons (ASCRS) in April 2003, show that patients treated with CustomVue laser vision correction experienced considerable improvement in vision and generally were more satisfied with night vision compared with their preoperative vision.
We introduced CustomVue laser vision correction internationally in late 2002. We received United States Food and Drug Administration (“FDA”) approval for CustomVue vision correction in the United States for the treatment of myopia and astigmatism in May 2003 and the treatment of hyperopia and astigmatism in December 2004, respectively. In September 2004, we released our treatment for hyperopic presbyopia to our international global advisor doctors. This is the first commercially available laser treatment of presbyopia that corrects the eye for simultaneous near and distance vision.
We have clinical trials under way in the United States for CustomVue treatments of high myopia and presbyopia.
PRK
Laser vision correction can also be performed by photorefractive keratectomy (“PRK”). PRK does not require the use of a microkeratome, and the epithelial layer (or outer layer) of the cornea is removed before ablation. Patients may experience discomfort for approximately 24 hours and blurred vision for approximately 48 to 72 hours after the procedure. Drops to promote corneal healing and alleviate discomfort may be prescribed. Although most patients experience significant improvement in uncorrected vision (vision without the aid of eyeglasses or contact lenses) within a few days of the procedure, unlike LASIK it generally takes several months for the final correction to stabilize and for the full benefit of the procedure to be realized.
The VISX STAR System performs PRK in essentially the same manner as Standard LASIK.
Corneal Pathologies: Custom-CAP® and PTK
We offer additional capabilities to ophthalmologists to treat corneal pathologies that are limited in number but provide potential relief to patients with essentially no alternative treatment. Our Custom-CAP procedure treats patients who previously had laser vision correction surgery resulting in symptomatic decentered ablations. We have been granted a Humanitarian Device Exemption by the FDA for this treatment, which allows the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals per year.
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

FDA Approvals
In 1987, ophthalmologists used VISX® equipment to perform the first laser vision correction procedure for the treatment of nearsightedness in the United States. In 1996, the FDA approved laser vision correction using the VISX STAR System. Since that time, we have expanded the capabilities of the VISX STAR System to treat a broader range of refractive errors.
To date, the FDA has approved the following treatments using the VISX STAR System:

FDA Treatment Approval	FDA Approval Date

Myopia or near sightedness	March 1996

Astigmatism	April 1997

Higher myopia with or without astigmatism	January 1998

Hyperopia or farsightedness	November 1998

Laser Assisted In Situ Keratomileusis (LASIK)	November 1999

WaveScan System to diagnose refractive errors of the eye	May 2000, received 510(k) clearance

Enlarged treatment zone with a blended ablation edge	March 2001

Mixed astigmatism	November 2001

Custom-Contoured Ablation Patterns (Custom-CAPtm Method) for the treatment of patients with symptomatic decentered ablations from previous laser surgery	December 2001, under the Humanitarian Device Exemption program (‘HDE”)

CustomVue for myopia and astigmatism	May 2003

CustomVue for hyperopia and astigmatism	December 2004

International Approvals
We have received regulatory approvals where applicable in all significant international markets.
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
Only the VISX STAR System is capable of performing treatments using a multi-variable sized scanning beam (which includes small-spot scanning) commonly known as variable spot scanning, or VSStm. This enables refractive corrections to be completed in a shorter time and with less tissue removal than with other excimer lasers. In addition, the VISX STAR System centers on the eye and tracks eye movements in three dimensions during the procedure. We also recently released our Iris Registration technology, the first fully automated method of aligning and registering wavefront corrections for CustomVue treatment. Iris Registration is designed to replace the current means of registration, which involves manual marking of the eye to assess rotational movement.
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
Marketing, Sales and Distribution
We are focused on activities that will (i) accelerate the market’s acceptance of, and conversion to, our CustomVue procedure; (ii) increase the laser vision correction market in general, and (iii) enable us to maintain or gain market share. Progress on any one of these fronts offers the potential for growth in our license revenue.
In the United States, we sell products directly to our customers and employ sales and service engineers to support our business. Internationally, our systems are installed in more than 50 countries. We have established a subsidiary in Japan and have sales managers that cover key international sales regions. We have contracts with more than 30 distributors worldwide that are responsible for selling and servicing our products internationally.
Marketing Programs
We believe that ongoing support and training of customers has enhanced our market position. The programs listed below are offered to our customers in the United States. We are expanding some of these programs to international markets.
VISX University® Programs. VISX University is a series of educational programs designed to educate physicians, administrators, coordinators, and technicians on current practices in laser vision correction and to teach laser center decision-makers how to effectively manage and market their laser vision correction practices.
VISX University Refractive Society Symposiums are continuing medical education (“CME”) accredited events, typically held in conjunction with major ophthalmic and optometric meetings, drawing speakers from around the world to share their experiences on the latest refractive techniques and technologies. Refractive surgeons are encouraged to attend these events to obtain important information about our latest technology and updates on the development of new technologies.
VISX University Practice Development Seminars feature a two-day program of small group, interactive workshops in which participants learn about the experiences of successful VISX laser vision correction marketers and share their own experiences. These workshops provide our customers with the opportunity to benefit from marketing and management instruction regarding successful laser vision correction practices. Attendees learn about procedure-building techniques in advertising, marketing, public relations, lead tracking, staff training, consumer education and recruitment.
In addition to VISX University Programs, customers who buy or use a VISX STAR System are provided educational and marketing materials including brochures, videos, slides, and other tools to help them promote VISX laser vision correction.
VISX Business Development Program. We employ a team of industry experts known as Business Development Managers who have geographical account responsibility across the United States. Each Business Development Manager is responsible for providing the instruction, information and services necessary to help our customers maximize their investment in our products and services. Customers that participate in this program receive intensive “hands on” consulting and training to help them increase the number of laser vision correction procedures they perform. This consulting includes development of a plan that identifies specific areas to be modified so the customer can respond more effectively to consumers interested in having laser vision correction on a VISX STAR System.

Customer Support and Service
Customer Response Center. Our Customer Response Center handles customer calls 24 hours a day, seven days a week, and is staffed by over 80 VISX professionals trained to respond to calls and inquiries from our customers. Telephone requests range from orders for parts and treatment cards to requests for technical support, customer information and field service. More than 60 members of the Customer Response Center are field-based service engineers, strategically located to enable rapid response to customer needs.
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
Major Customers
TLC Vision Corporation (“TLC”) accounted for 17%, 16%, and 14% of total revenues in each of the fiscal years ended December 31, 2004, 2003, and 2002, respectively. No other customer accounted for 10% or more of sales during any of the three years ended December 31, 2004.
Reliance on Patents and Proprietary Technology
We own over 200 United States and foreign patents and have more than 200 patent applications pending. We believe our patents provide a substantial proprietary position in system and application technology relating to the use of lasers for vision correction. We continually submit new patent applications and obtain new patents that cover our new technologies. No single patent by itself is critical to our ability to license our intellectual property. As a result, if any one patent expires or otherwise becomes unavailable to license, we have other patents on which to base our licenses.
We are committed to protecting our proprietary technology. It is possible, however, that one or more of our patents may be found to be invalid or unenforceable, or that a party against whom we are asserting claims of patent infringement may be found not to be infringing our patents. Such an outcome could have a material adverse effect on our business, financial position, and results of operation. Please see our risk factors for discussion of the risks related to our intellectual property.
The following is a list of license agreements that we have entered into in connection with litigation settlements, as well as other license agreements. The cross-license with Summit Technology, Inc. (referenced below) is the only license agreement upon which our business is substantially dependent.
Cross License between VISX and Nidek. On April 4, 2003, VISX and Nidek entered into a global litigation settlement and a worldwide cross-license of certain of the parties’ respective patents. This settlement resulted in the dismissal of all litigation between the parties worldwide, and involved a payment by us to Nidek of $9.0 million for the settlement of Nidek’s antitrust and unfair competition claims. The terms of the settlement and cross-license are confidential.
License to WaveLight. In September 2002, VISX and WaveLight Laser Technologies AG (“WaveLight”) signed an agreement whereby we licensed certain of our patents relating to refractive excimer lasers to WaveLight. As consideration, WaveLight will pay us a royalty for each procedure performed in the United States using WaveLight’s refractive excimer laser and for international equipment sales. All pending disputes and litigation between the two companies were also settled at that time.

License to LaserSight. In May 2001, VISX and LaserSight Incorporated (“LaserSight”) signed an agreement whereby we licensed our patents relating to refractive excimer lasers to LaserSight. As consideration, LaserSight will pay us a royalty for each procedure performed in the United States using LaserSight’s refractive excimer laser. All pending disputes and litigation between the two companies were also settled at that time. Pursuant to a settlement and license agreement entered into in 1997, LaserSight continues to pay us a royalty for international equipment sales.
In May 2002, LaserSight granted us a worldwide, royalty-free, fully paid-up, nonexclusive license under United States Patent No. RE37,504 (5,520,697 — “JT Lin Patent”) and its foreign counterparts.
Cross License between VISX and Bausch & Lomb. In January 2001, VISX and Bausch & Lomb signed an agreement whereby we licensed our United States and international patents relating to refractive excimer lasers to Bausch & Lomb. As consideration, Bausch & Lomb licensed its United States and international patents relating to refractive excimer lasers to us and will pay us a royalty for each procedure performed in the United States using Bausch & Lomb’s refractive excimer laser. All pending disputes and litigation between the two companies were also settled at that time. In September, 1995 Chiron Vision Corporation, now owned by Bausch & Lomb, entered into a license agreement with us wherein we licensed certain international patents. Pursuant to these agreements, Bausch & Lomb pays a royalty for international equipment sales.
Cross License between VISX and Summit. In June 1998, VISX and Summit Technology, Inc. (“Summit”), now owned by Alcon, signed an agreement whereby VISX and Summit each granted the other a fully-paid worldwide license to its patents relating to laser ablation of corneal tissue. At that time, we dissolved Pillar Point Partners and settled all pending disputes and litigation between the two companies. The licenses cover, with certain exceptions, technology acquired by the recipient of the license. When Summit acquired Autonomous Technologies Corporation (“Autonomous”) in April 1999, the settlement and cross license agreement with Summit was extended to Autonomous and all pending disputes and litigation between us and Autonomous were settled.
Other Licensing Agreements. We have licensed certain patents issued outside of the United States to the following companies: Aesculap-Meditec GmbH, now owned by Carl Zeiss, (“Zeiss-Meditec”), and Herbert Schwind GmbH & Co. KG (“Schwind”). Under these agreements, we receive royalties for international sales of Zeiss-Meditec and Schwind equipment that is covered by our international patents.
In 1992, International Business Machines Corporation (“IBM”) granted us nonexclusive rights under United States and foreign IBM patents that include certain claims covering ultraviolet laser technology for removal of human tissue. Under the terms of this license, we agreed to pay a royalty on VISX STAR Systems made, used, sold or otherwise transferred by or for us in the United States and certain other countries. In 1997, IBM advised us that it assigned the patents and the license to LaserSight. In February 1998, LaserSight advised us that Nidek had acquired the foreign IBM patents and the licenses to these foreign patents. As part of the agreement entered into by us and LaserSight in May 2001, we obtained a paid-up license to the United States IBM patent. We also entered into a nonexclusive, worldwide license agreement with Patlex Corporation (“Patlex”), which holds certain patents on lasers. Under this agreement, we pay Patlex a royalty on certain laser components of the VISX STAR System.
Confidentiality Arrangements. We protect our proprietary technology, in part, through proprietary information and inventions agreements with employees, consultants and other parties. These agreements generally contain standard provisions requiring those individuals to assign to us, without additional consideration, inventions conceived or reduced to practice by them while employed or retained by us, subject to customary exceptions.
Government Regulation
United States Food and Drug Administration. The VISX STAR System and WaveScan System are medical devices, and as such are subject to regulation by the FDA under the Food, Drug, and Cosmetic Act and by similar agencies outside of the United States. Under FDA regulations, the VISX STAR System is a Class III device and the WaveScan System is a Class III accessory device. Class III is the most stringent regulatory category for devices. Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or present a potential, unreasonable risk of illness or injury. A Class III device is a restricted device that may only be sold to medical practitioners. We must obtain pre-market approval from the FDA for each new indication to be treated with the VISX STAR System. In order to obtain FDA approval, we must demonstrate that the VISX STAR System treats the indication safely and effectively based upon the results of a clinical study. As a continuing requirement of approval, VISX must report any injuries that occur on the VISX STAR System to the FDA. Consequently, products manufactured or distributed by us are subject to pervasive and continuing regulation by the FDA, including, among other things, post-market surveillance and adverse event reporting requirements. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission.
We manufacture our products in accordance with Good Manufacturing Practices (“GMP”) regulations, which impose procedural and documentation requirements with respect to manufacturing and quality assurance activities. Our manufacturing facilities, procedures and practices have undergone and continue to be subject to GMP compliance inspections conducted by the FDA.
The FDA’s Quality System Regulation (“QSR”) went into effect on June 1, 1997. The goal of QSR is to make the existing GMP regulations consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Organization for Standardization (“ISO”) 9001:1994 “Quality Systems/ Model for Quality Assurance in Design, Development, Production, Installation, and Servicing.” On February 3, 1998, we were certified to ISO 9001/ EN46001. To ensure continuing compliance with ISO standards, we undergo annual recertification audits, the most recent of which concluded with the issuance of certificates on December 23, 2003, certifying that VISX has been assessed and registered as conforming to the requirements of ISO 9001:2000 and ISO 13485:1996. These recertification audits are carried out by registered certification agencies. We are currently certified and have successfully passed all annual surveillance audits since our initial certification.
Other Government Regulation. We are regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. In addition, we are subject to California regulations governing the manufacture of medical devices, including an annual licensing requirement, and our facilities have been inspected by, and are subject to ongoing, periodic inspections by, California regulatory authorities. Sales, manufacturing and further development of our products also may be subject to additional federal regulations pertaining to export controls and environmental and worker protection, as well as to state and local health, safety and other regulations that vary by locality, which may require obtaining additional permits. The impact of such regulations cannot be predicted. Our products have been tested and certified to comply with all applicable safety requirements for medical devices in the United States and Canada, and bear the ETL-c Mark as evidence of compliance.
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
Competition
There are six companies whose excimer laser systems have received FDA approval in the United States, namely, those of VISX, Alcon, Bausch & Lomb, LaserSight, Nidek, and WaveLight. According to Market Scope VISX holds approximately 60% of the procedure volume market share and VISX STAR Systems represent over 50% of laser vision correction systems in use today in the United States. Our principal international competitors are Alcon, Bausch & Lomb, LaserSight, Nidek, Schwind, WaveLight, and Zeiss-Meditec. According to Market Scope, VISX holds approximately 30% of the installed base of laser vision correction systems internationally, with no other competitor exceeding this market share.
We compete both domestically and internationally primarily on the quality of the procedures performed by our products and the reliability of our products and service, and to a lesser extent the pricing of those products and services.

Manufacturing, Components and Raw Materials
The manufacture of VISX STAR Systems and WaveScan Systems is a complex operation involving numerous procedures, and the completed systems must pass a series of quality control and reliability tests before shipment. We buy from various independent suppliers many components that are either standard or built to our proprietary specifications, and which are then assembled at our California facility. We also contract with third parties for the manufacture or assembly of certain components. We depend on single and limited sources for several key components. Please see our risk factors for discussion of the risks related to our reliance on single and limited source vendors.
Research and Development and Regulatory
Our research efforts have been the primary source of our products. We intend to maintain our strong commitment to research as an essential component of our product development effort. Toward this end, we incurred research and development expenses, including clinical trial expenses, of $21.4 million in 2004, $18.6 million in 2003, and $18.7 million in 2002. Licensed technology developed by outside parties is an additional source of potential products. For example, we continued funding the early stage research at Stanford University for future treatments for age-related macular degeneration.
Employees
As of December 31, 2004, we had 352 full time employees, 22 temporary employees and 27 consultants. Of our regular employees, 170 are employed in manufacturing and service, 72 in research and development and regulatory, and 110 in general administrative and marketing and sales positions. None of our employees are covered by a collective bargaining agreement. We believe that our relations with employees are good.
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
Financial Information about Segments and Geographic Areas
Financial information relating to VISX’s segments and information on revenues generated in different geographic areas are set forth in Note 2, titled “Segment Reporting,” of Notes to Consolidated Financial Statements in Item 8 of this report. Please see our risk factors for discussion of the risks related to our foreign operations.
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
We also lease space in Osaka and Tokyo, Japan. Two leases for office space are for 871 and 1,835 square feet and expire on January 31, 2006 and September 30, 2006, respectively. Two leases for warehouse space cover 710 and 355 square feet. Both warehouse leases have one-year terms that automatically renew on March 31 and December 31, respectively, if not earlier terminated. We believe our facilities are sufficient to meet our current and reasonably anticipated future requirements. See Note 9 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings
In and prior to 2003, we were involved in litigation in the United States and elsewhere with one of our competitors, Nidek, relating to the parties’ respective patent rights and Nidek’s claims that our activities violated antitrust and unfair competition laws. On April 4, 2003, VISX and Nidek signed final agreements covering a global litigation settlement and a worldwide cross-license of certain of the parties’ respective patents. This settlement resulted in the dismissal of all litigation between the parties world wide, and involved a payment by us to Nidek of $9.0 million for the settlement of Nidek’s antitrust and unfair competition claims. The settlement amount of $9.0 million was accrued at December 31, 2002 and paid in full in 2003.
In or about October 2001, VISX terminated a Development and Supply Agreement between itself and Aculight Corporation. The Agreement requires that before any party may commence litigation for any controversy or claim arising under the Agreement, such claim must first be submitted to nonbinding mediation. The parties have exchanged correspondence concerning a claim by Aculight that it is owed approximately $1.9 million in cancellation fees by virtue of VISX’s termination of the Agreement. VISX denies that any amounts are owed because Aculight was in breach of certain obligations under the Agreement at the time of termination; Aculight contends that it did not breach any such obligations. Aculight demanded mediation of this dispute pursuant to the Agreement, and in January 2005, the parties scheduled mediation before Judicial Arbitration and Mediation Services (JAMS) for March 25, 2005. While it is not feasible to predict or determine with certainty the final outcome of the mediation, or any lawsuit filed by Aculight if the parties’ dispute is not resolved by mediation, we believe any such lawsuit would be without merit, and that the mediation or lawsuit would not be likely to give rise to any liability that would materially affect our financial condition or results of operations.
On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against VISX and the VISX board of directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452. On January 27, 2005, the court ordered the two cases consolidated under the Kinchy case. On January 28, 2005, William Kinchy filed an amended complaint that alleges, among other things, that the VISX board of directors and certain executive officers breached their fiduciary duties of loyalty and due care by approving the merger agreement and the merger contemplated by the merger agreement without undertaking sufficient efforts to obtain the best offer possible for stockholders. The complaint further alleges that the consideration to be paid in the merger is unfair and inadequate, and that the defendants breached their fiduciary duties of care, loyalty and candor to VISX’s public stockholders in connection with the merger. The complaint seeks an injunction prohibiting VISX from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs. While it is not feasible to predict or determine with certainty the final outcome of these lawsuits, we believe they are without merit, and are not likely to give rise to any liability that would materially affect our financial condition or results of operations.
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

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2004.
Item 4A. Executive Officers of the Registrant
Each executive officer holds his or her office for a one-year term. Our principal executive officers are:

Name	Age	Position	Year First Held Current Position

Elizabeth H. Dávila	60	Chairman of the Board and Chief Executive Officer	2001
Douglas H. Post	53	President and Chief Operating Officer	2003
Derek A. Bertocci	51	Senior Vice President, Chief Financial Officer	2004
Carol F.H. Harner, Ph.D	61	Senior Vice President, Research and Development	1997
John F. Runkel, Jr	49	Senior Vice President, Business Development, General Counsel, and Secretary	2004
Donald L. Fagen	51	Vice President, Global Sales	2001
Theresa A. Johnson	42	Vice President, Operations	2003
Catherine E. Murphy	57	Vice President, Human Resources	2001
Alan F. Russell, Ph.D	63	Vice President, Regulatory and Clinical Affairs	2001
Joaquin V. Wolff	47	Vice President, Global Marketing	2001
Elizabeth H. Dávila. Ms. Dávila joined the Company in 1995 and currently serves as Chairman of the Board of Directors and Chief Executive Officer. She was appointed Chairman of the Board in May 2001, and has served as Chief Executive Officer since February 2001. She also served as President from February 2001 to July 2003. She was President and Chief Operating Officer from February 1999 to February 2001, Executive Vice President and Chief Operating Officer from May 1995 to February 1999, and served as a director since December 1995. Prior to joining the Company, Ms. Dávila was at Syntex Corporation from 1977 to 1994 where she held senior management positions in its medical device, medical diagnostics, and pharmaceutical divisions. Ms. Dávila serves on the Board of Directors of Nugen Technologies, Inc. and Cholestech Corporation. She holds a masters degree in Chemistry from Notre Dame and an M.B.A. from Stanford University.
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
Carol F. H. Harner, Ph.D. Dr. Harner has been senior vice president, research and development since August 2003. She was vice president, research and development from December 1997 to August 2003. Prior to joining VISX, Dr. Harner was vice president, scientific affairs of Collagen Corporation, and president of CollOptics, Inc., a subsidiary of Collagen Corporation. Before joining Collagen Corporation, Dr. Harner held senior management and scientific positions at Chiron Ophthalmics Inc. from 1986 to 1993, and CooperVision Surgical, from 1984 to 1986. Prior to that, she was in academia for 13 years.
John F. Runkel, Jr. Mr. Runkel has been senior vice president, business development, general counsel, and secretary since August 2004. He was vice president, general counsel and secretary from January 2001 to August 2004. Prior to joining VISX, Mr. Runkel was a partner in the law firm of Sheppard, Mullin, Richter & Hampton, where he practiced law for 17 years and served as managing partner of the firm’s San Francisco office.
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
Our Board of Directors has approved the adoption by our executive officers and directors of trading plans under Securities and Exchange Commission Rule 10b5-1. A number of our executive officers and directors have adopted and have traded pursuant to Rule 10b5-1 plans. As of December 31, 2004, none of these trading plans remained in effect.
PART II

Item 5.	Market for VISX’s Common Equity and Related Stockholder Matters
Our common stock is traded on the New York Stock Exchange under the symbol “EYE”. Prior to September 7, 2000, our stock was traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “VISX”. The following table sets forth the high and low closing prices of our common stock.

	High	Low

2003
First Quarter	$10.06	$7.93
Second Quarter	18.81	11.06
Third Quarter	23.28	17.74
Fourth Quarter	25.77	18.95
2004
First Quarter	$26.35	$17.30
Second Quarter	26.72	18.88
Third Quarter	25.89	18.19
Fourth Quarter	26.85	15.60
On February 28, 2005, the last reported sale price of our common stock on the New York Stock Exchange was $24.16 per share. We had approximately 663 holders of record of our common stock on that date.

We have never declared or paid any cash dividends on our common stock. We presently intend to retain all future earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data
We derived the following selected financial data from our consolidated financial statements. This historical financial data should be read in conjunction with our consolidated financial statements and notes thereto.
Selected Condensed Consolidated Financial Information

	Year Ended December 31,

	(In thousands, except per share data)
	2004	2003	2002	2001	2000

Statement Of Operations Data:
Total revenues(A)	$165,858	$143,905	$139,926	$165,016	$190,154
Cost of revenues	42,386	52,070	50,805	58,440	62,684
Total costs and expenses(A)	106,306	109,300	121,056	157,665	146,018
Income from operations	59,552	34,605	18,870	7,351	44,136
Net income	$38,442	$23,251	$15,342	$10,909	$35,221
Earnings per share:
Basic	$0.78	$0.47	$0.29	$0.19	$0.57
Diluted	$0.76	$0.46	$0.29	$0.19	$0.55
Shares used for earnings per share:
Basic	49,229	49,471	53,096	56,660	61,431
Diluted	50,869	50,937	53,816	58,081	63,778
Balance Sheet Data:
Cash, cash equiv., and short-term investments	$138,408	$86,076	$122,955	$123,807	$229,453
Working capital	162,299	107,040	140,173	159,935	245,662
Total assets	222,823	163,963	200,592	219,925	321,507
Retained earnings	220,360	181,918	158,667	143,325	132,416
Stockholders’ equity	$178,656	$125,799	$155,190	$176,278	$268,772

(A)	EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” (“EITF 00-25”) and EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products” (“EITF 01-09”), were adopted by VISX on January 1, 2002. The 2001 and 2000 information presented in the table above reflects the effects of this adoption.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Report contains forward-looking statements including, but not limited to: our belief that our CustomVue procedure represents a new standard in laser vision correction; our belief that ongoing technical advances (including our CustomVue procedure) have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses and may increase market acceptance of and demand for laser vision correction surgery; our belief that we have the largest installed base of laser vision correction systems in place worldwide and that we have approximately 60% market share for procedures performed in the United States; our belief that acceleration of the market’s acceptance of, and conversion to, our CustomVue procedure, or an increase in the laser vision correction market in general, or our ability to maintain or gain market share, offers the potential for growth in our license revenue; our plan to continue to generate cash from our ongoing business in 2005; our belief that we will continue to investigate areas where we can expand our presence in the refractive surgery market; our belief there will not be a near-term change in our level of capital expenditures; our belief that increased acceptance of laser vision correction by both doctors and patients is essential for our continued growth; our belief that a decline in economic conditions in the United States could result in a decline in the number of laser vision correction procedures performed; our belief that our revenue and profit for 2005 will improve compared to 2004; our belief that operating expenses for 2005 will increase compared to 2004; our target of increasing operating margins to in excess of 40% of revenues; our expectation that we will continue to generate cash from operations; our belief that procedure growth was positively impacted by favorable economic conditions and increased interest in laser vision correction surgery; our belief that our license revenue will improve in 2005 as compared to 2004; our belief that the lack of long-term follow-up studies, media coverage of selected unfavorable outcomes, and economic uncertainties may impact interest in laser vision correction; our belief that there will be no significant growth in laser system revenues in 2005 and that the sale of WaveScan Systems will be less than in 2004; our belief that our gross margins on license and other revenues will be approximately the same in 2005; our belief that our gross profit margin on system revenues for 2005 will remain low; our belief that our equipment and procedure revenues may decline in the summer; our belief that we do not expect either our methodology or the accuracy of our estimates with regard to our inventory to change significantly in the future; our belief that operations will generate cash in 2005 at a level equal to or greater than in 2004; our belief that cash from operations will exceed cash required to fund our working capital and capital equipment needs during 2005; our belief that EITF’s adoption under the final consensus on Issue No. 03-01 will have a significant impact on the carrying value of our investments; our belief that the FASB’s adoption of SFAS No. 151 will not have a material impact on our financial statements; our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable; and our belief that the planned merger with AMO will be consummated and our expectation that it will close in the second quarter of 2005; however these outcomes cannot be predicted with certainty. Forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Please see the section of this Report entitled “Risk Factors” for a more thorough description of the risks that our business faces. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.
On November 9, 2004 we entered into a definitive merger agreement with AMO. We and AMO are working to close the transaction in the second quarter of 2005. Our stockholders are expected to receive 0.552 of a share of AMO common stock and $3.50 in cash for each share of VISX common stock they own at the completion of the merger, but this mixture of AMO common stock and cash is subject to adjustment as more fully described below. Each of our stockholders would receive cash for any fractional share of AMO common stock that the stockholder would otherwise be entitled to receive in the merger after aggregating all fractional shares to be received by the stockholder. Nonetheless, we continue to manage our business separately and our discussions in this Management Discussion and Analysis of Financial Condition and Results of Operations are presented for VISX as a stand-alone entity.
The merger is expected to qualify as a “reorganization” under the Internal Revenue Code of 1986, as amended. If neither our nor AMO’s counsel is able to render an opinion at the completion of the merger that the merger qualifies as a “reorganization” (based on the mix of cash and stock consideration described above) within the meaning of Section 368(a) of the Internal Revenue Code, then the amount of the cash merger consideration will be reduced and the amount of the stock merger consideration will be increased, in each case to the minimum extent necessary to enable either counsel to render this opinion at the completion of the merger. Based on the number of shares of our common stock outstanding on November 8, 2004, this would occur if the trading price of AMO common stock on the closing date is below approximately $25.37.
In the event of any such adjustment, the overall economic value of the merger consideration issuable and payable for each share of our common stock in the merger as of the closing date will still be calculated based on the trading price of AMO common stock at the closing and therefore will not change. In other words, if an adjustment is made to the mix of cash and stock consideration, the total value of the stock consideration and the cash consideration after any adjustment will still be calculated on the closing date and will be equal to the total value of the stock consideration and the cash consideration prior to the adjustment, but the specific amounts of stock and cash consideration would change. AMO and VISX will not know, however, whether any such adjustment is necessary until immediately prior to the completion of the merger. Subject to regulatory and stockholder approvals, which we and AMO are in the process of seeking, and other customary closing conditions, we expect the transaction to close in the second quarter of 2005. We believe the planned merger will be consummated, however the outcome cannot be predicted with certainty.

Overview
VISX, Incorporated (“VISX”), a Delaware corporation organized in 1988, is a worldwide leader in the design and development of proprietary technologies and systems for laser vision correction. Our primary operations are in Santa Clara, CA.
Our products require Food and Drug Administration (“FDA”) approval in the United States and comparable regulatory agency approvals in other countries. Our approvals in the United States and key markets worldwide for laser vision correction cover most types of refractive vision disorders including:

•	Nearsightedness;

•	Farsightedness; and

•	Astigmatism.
In certain key international markets, our CustomVue procedure is also approved for all of these refractive vision disorders. We obtained FDA approval for our CustomVue procedure for nearsightedness and astigmatism in May 2003 and for CustomVue farsightedness and astigmatism in December 2004.
We sell products worldwide and generate the majority of our revenues and cash through license fees charged for the performance of laser vision correction procedures using the VISX STARtm Excimer Laser System (“VISX STAR System”). The license fee charged for a particular procedure depends on whether the procedure is performed in the United States or internationally, and the type of procedure involved. In the United States, we charge a license fee for our standard procedure and a license fee for our CustomVue procedure that is more than twice the amount charged for our standard procedure. Additionally, we charge a standard price of $10 per procedure for treatment cards. Internationally, for our standard procedure we charge a small price per procedure for the treatment card. For our CustomVue procedure we charge a significantly higher price per procedure.
We believe our CustomVue procedure, which requires use of a VISX Wavescan Wavefront® System (“WaveScan System”), represents a new standard in laser vision correction. It enables doctors to identify, measure, and correct imperfections in a patient’s eye much more precisely than ever before, thus creating the potential for patients to experience better vision than is possible with glasses or contact lenses.
We believe we have the largest installed base of laser vision correction systems, with over 1400 VISX STAR Systems in place worldwide. According to Market Scope, we have approximately 60% market share for procedures performed in the United States in 2004 and have held at least this share since 1997.
Licensing revenues for procedures comprise the majority of our revenue and profit, and are predominantly derived from license fees from our United States customers. This has been especially true in recent years as the laser vision correction market has matured and the demand for new hardware systems and upgrades to those systems has declined. Licensing revenues grew 34% in 2004 compared with 2003, generating approximately 97% gross margin on each procedure sale and greater than 90% of our total gross profit. We evaluate this aspect of our business by tracking the following:

•	Trends in procedures sales; and

•	Market share for VISX and its competitors.
Any increase in license fee revenue that results from either an increase in the amount charged for a particular procedure or from an increase in overall procedure volume directly impacts our net income. As a result, our management team is focused on activities that will (i) accelerate the market’s acceptance of, and conversion to, our CustomVue procedure; (ii) increase the laser vision correction market in general; and (iii) enable us to maintain or gain market share. Progress on any one of these fronts offers the potential for growth in our license revenue.
Collectibility of receivables is the most significant estimate related to the recognition of our revenues. We evaluate our customers for credit worthiness and only recognize revenue if we believe that we have reasonable assurance that amounts will be collectible. Where we are unable to assess credit worthiness at the time of original shipment we defer recognition of the related revenues until collectibility is assured.
We manage our expenses closely and plan to generate cash from our ongoing business operations in 2005. Historically, our primary non-operating use of cash has been to repurchase shares of our stock. We bought 0.8 million shares of stock in 2004. We will also continue to investigate areas where we can expand our presence in the refractive surgery market.

This could result in using cash for the acquisition of technology or a company. Our capital expenditures have been in the range of $2.2 million to $2.8 million per year in the past five years. We do not expect a near term change in this level of expenditures. We have no long term debt.
Looking to 2005, our business is highly leveraged on procedure volume and the conversion to CustomVue procedures. A number of factors, the most material of which are set forth below, could impact our success in 2005 and beyond. Progress on any of these fronts offers the potential for growth in our license revenue:

•	Demand for our CustomVue procedure. Our CustomVue procedure generates more than double the revenue of our standard procedure and any increase in the conversion to CustomVue directly improves our profits. As demonstrated in FDA studies, our CustomVue procedure can produce better vision than is possible with glasses and contact lenses. In addition, clinical data shows that our CustomVue procedure produces superior vision quality compared to standard LASIK eye surgery and may result in greater patient satisfaction with night vision.

•	Market acceptance of laser vision correction. Increased acceptance of laser vision correction by both doctors and patients in the United States and key international markets is essential for our continued growth. Laser vision correction has penetrated approximately 6% of the eligible United States population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth. We believe ongoing technical advances, such as our Iris Registration product, the WaveScan Fourier algorithm, and CustomVue procedure, that enhance the quality of patients’ vision will increase the demand for laser vision correction surgery.

•	Our ability to obtain additional FDA approvals. We continue to expand the list of FDA approved indications that can be treated by our products. As we receive approvals for additional types and ranges of refractive disorders from the FDA, the pool of eligible laser vision correction candidates increases, thereby expanding the potential for growth in procedures, CustomVue adoption and license revenue.

•	Our competition. Competition in the laser vision correction market is intense which creates pricing pressure on our products. Additionally, most of our competitors have greater resources and a broader market presence. As a result, the competition to obtain procedure market share is intense.

•	The United States economy. We have always charged a license fee for procedures sold in the United States. Therefore, it remains our most significant market for license revenue. As such, economic conditions in the United States impact our license revenue more than global economic conditions. Industry analysts have tracked procedure volume in the United States against economic indicators such as consumer confidence. They have noted a correlation between consumer confidence and the number of laser vision correction procedures performed per quarter. A decline in economic conditions in the United States could result in a decline in the number of laser vision correction procedures performed.
We believe our revenue and profit for 2005 will improve as compared to 2004 as a result of various factors including higher CustomVue adoption and growth in the laser vision correction market in the United States. For 2005, we anticipate that operating expenses will increase compared to 2004 with a target of increasing our operating margins to in excess of 40% of revenues. We expect to continue to generate cash from operations.

Results of Operations
The following table sets forth, for the periods indicated, certain financial information as a percentage of total revenue:

	Year Ended
	December 31,

	2004	2003	2002

Revenues:
License and other revenues	71%	61%	52%
System revenues	17	26	35
Service and parts revenues	12	13	13

Total revenues	100	100	100

Costs and Expenses:
Cost of license and other revenues	2	2	2
Cost of system revenues	14	25	24
Cost of service and parts revenues	9	9	10
Selling, general and administrative	26	27	31
Research, development and regulatory	13	13	13
Litigation settlement	—	—	6

Total costs and expenses	64	76	86

Income From Operations	36	24	14

Other Income:
Interest income	1	2	4

Income Before Provision For Income Taxes	37	26	18
Provision for income taxes	14	10	7

Net Income	23%	16%	11%

2004 Compared to 2003

	Year Ended December 31,

	2004	2003	Change

	($000’s)
License and other revenues	$117,108	$87,351	34%
Percent of revenues	70.6%	60.7%
System revenues	$27,790	$38,248	(27)%
Percent of revenues	16.8%	26.6%
Service and parts revenues	$20,960	$18,306	14%
Percent of revenues	12.6%	12.7%
Total	$165,858	$143,905	15%

License and Other Revenues
License and other revenues relates to:

•	License fees charged on a per procedure basis for access to the proprietary software contained in the VISX STAR System that enables the user to perform procedures covered by our patents;

•	Selling price for the physical card used to deliver access to the proprietary software contained in the VISX STAR System; and

•	Other fees relate to license fees from third parties who have licensed our technology.
License and other revenues increased 34%, or $29.8 million, in 2004 compared with 2003, reflecting primarily increased conversion by our United States customers from our standard procedure to our CustomVue procedure, as well as overall growth of our procedure volume in the Unites States. We believe adoption of our CustomVue procedure in the United

States increased in 2004 because FDA approval for our CustomVue procedure for myopia and astigmatism was available for only part of 2003 (sales began in June 2003) and the FDA approved our CustomVue procedure for hyperopia and astigmatism in 2004 (sales began in December 2004) which further contributed to the conversion to our CustomVue procedure. We sell our CustomVue product for more than double the price of our standard procedure. Our standard procedure price has remained the same since prior to 2002. We believe the increase in procedure volume was due to improved consumer confidence and economic conditions in 2004 as compared to 2003, combined with increased interest in laser vision correction surgery.
We believe that our license and other revenues will continue to improve in 2005 as compared to 2004 based on the following factors:

•	Further increases in demand for CustomVue procedures;

•	FDA approval of new CustomVue procedures; and

•	Growth in the United States laser vision correction market
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
System revenues decreased by $10.5 million due primarily to fewer WaveScan System sales in 2004 as compared to 2003 as at least 80% of our United States customers had one or more WaveScan Systems by the end of 2003. Sales of WaveScan Systems decreased to 186 units in 2004 compared with 440 units in the prior year.
Slightly more VISX STAR Systems were shipped in 2004 as compared to 2003, however a greater number were shipped under operating leases in 2004 as compared to 2003. Under operating leases, revenue is generally recognized over the term of the agreement.
The market for laser systems remains competitive. To respond to aggressive promotional offers by our competitors we earned lower average revenues per system on laser sales in 2004 as compared to 2003.
In 2005, we believe there will be no significant growth from laser system revenues and that the sale of WaveScan Systems will be less than in 2004, because most of our customers have already purchased a WaveScan System.

Service and Parts Revenues
Service revenues relate to the provision of repair and maintenance services under various types of arrangements. Spare parts revenues arise from the shipment of parts to customers.
Service and parts revenues increased 14%, or $2.7 million, in 2004 compared with 2003 primarily due to the increase in procedure volumes and the resultant higher revenues derived from customers who purchased service on a per procedure basis. Per procedure service contracts allow customers to pay a fixed, predetermined fee for ongoing maintenance services. This fixed fee is negotiated in advance of the commencement of the service contract. Whenever the customer purchases a procedure, in addition to the charges for the physical card and license fees, a service fee is also charged for ongoing maintenance. Pricing of per procedure service contracts was unchanged in 2004 from 2003. We consider each successive 30 day period after contract initiation as a service period. The start date for per procedure service contracts vary by customers across the month. As an approximation based on our knowledge of our customers’

business, half of the per procedure service contracts have a start date in the first half of the month and half in the second half of the month. We recognize half of the per procedure service revenue in the month the treatment cards for the procedures are shipped and the other half in the subsequent month. Service revenues from per procedure service contracts are generally lower than those from fixed annual service contracts.

	Year Ended December 31,

	2004	2003	Change

	($000’s)
Cost of license and other revenues	$3,533	$3,507	1%
Percent of related revenues	3.0%	4.0%
Cost of system revenues	$23,623	$35,328	(33)%
Percent of related revenues	85.0%	92.4%
Cost of service and parts revenues	$15,230	$13,235	15%
Percent of related revenues	72.7%	72.3%
Selling, general and administrative	$42,483	$38,583	10%
Percent of total revenues	25.6%	26.8%
Research, development and regulatory	$21,437	$18,647	15%
Percent of total revenues	12.9%	13.0%

Cost of License and Other Revenues
Cost of license and other revenues increased slightly in 2004 as compared with 2003. Our gross profit percentage increased to 97% from 96% because a higher percentage of our procedures were CustomVue, which sell at a higher price than our standard procedure, but have the same cost. We anticipate that our margins will be approximately the same in 2005.

Cost of System Revenues
Cost of system revenues decreased approximately $11.7 million, primarily due to the decrease of revenues from the sales of WaveScan Systems. Our gross profit margin on system revenues improved in 2004 from 2003 primarily due to the decrease in warranty expense. We experienced higher warranty costs in 2003 due to costs associated with the introduction of our CustomVue procedure in June 2003.
We believe that our gross profit margin on system revenues for 2005 will remain low because of the ongoing competition in the marketplace.

Cost of Service and Parts Revenues
Cost of service and parts revenues increased approximately $2.0 million for the year ended December 31, 2004 compared with the year ended December 31, 2003. The increase was due to a larger installed base of products in the United States. The gross margin on these revenues was consistent year over year.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses increased by approximately $3.9 million to $42.5 million in 2004 from $38.6 million in 2003. The change reflects primarily the following items:

•	Legal expenses increased $6.6 million in 2004 from 2003. The primary reasons for the increase were related to the receipt in 2003 of $5.3 million of insurance reimbursements related to legal expenses incurred in connection with the Nidek lawsuits, which offsets legal expenses in 2003, and $3.1 million of fees incurred in 2004 for the pending merger with AMO, offset by a $1.8 million reduction of ongoing legal expenses in 2004 as compared to 2003;

•	Lower incentive compensation of $1.4 million;

•	$1.0 million of additional costs to comply with elements of the Sarbanes Oxley Act of 2002 offset by a reduction of $1.2 million in general expenses associated with the filing of our 2003 proxy statement and a stockholder proposal for an alternative slate of directors;

•	An increase in expenses of $0.3 million for continued training and promotion of our CustomVue procedure; and

•	A reduction in bad debt expense of $1.5 million due to the absence of any large write-offs in 2004.

Research, Development, and Regulatory Expenses
Our research, development, and regulatory expenses in 2004 increased by approximately $2.8 million compared to 2003. These increases relate primarily to our ongoing focus on next generation technologies and developments for laser vision correction, including:

•	System advancements;

•	New methods for correcting vision disorders including new CustomVue correction procedures (such as hyperopia and high myopia); and

•	Continued research and clinical trials for treatment of presbyopia.

Other Income
Interest income decreased by $1.5 million to $2.0 million in 2004 from $3.5 million in 2003. In 2003 we sold “available-for-sale” securities to repurchase shares of VISX stock. This led to a $1.2 million realized gain on available for sale securities. The holding gains were previously recorded in accumulated other comprehensive income, and were recognized in interest and other income upon realization in 2003.

Income Tax Provision
Our effective tax rate decreased to 37.6% in 2004 from 38.9% in 2003. This was primarily due to a benefit of $2.2 million from the release of certain tax accruals due to differences between our original estimates of certain prior year income tax expenses and revisions based on the elimination of contingencies from prior year tax returns. This was offset by nondeductible merger related expenses of $3.1 million in the fourth quarter of 2004.
Results of Operations
2003 Compared to 2002

	Year Ended December 31,

	2003	2002	Change

	(000’s)
License and other revenues	$87,351	$72,524	20%
Percent of revenues	60.7%	51.8%
System revenues	$38,248	$48,595	(21)%
Percent of revenues	26.6%	34.7%
Service and parts revenues	$18,306	$18,807	(3)%
Percent of revenues	12.7%	13.5%
Total	$143,905	$139,926	3%

License and Other Revenues
License and other revenues grew 20%, or $14.8 million, in 2003 compared with 2002, reflecting primarily the conversion to our CustomVue procedure by our United States customers. We introduced our CustomVue procedure in June 2003 in the United States and sold the product for more than double the price of our standard procedure. In the United States, CustomVue procedures represented 24% of the procedure orders in the third quarter and 29% of the procedure volume in the fourth quarter. In the United States for the full year, 15% of our procedure orders were for CustomVue procedures.
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

System Revenues
System revenues in 2003 were $10.3 million lower than in 2002.
System revenues were negatively impacted by:

•	Less upgrade revenue, which resulted from 80% of our United States customers having already upgraded their VISX STAR S2tm to the STAR S3® System by the end of 2002;

•	Fewer VISX STAR System sales due to the continued weak economic environment in the United States and in Asia Pacific, political tensions in Korea and the outbreak of SARS in 2003; and

•	The competitive market for laser systems. To respond to promotional offers by our competitors we earned lower average revenues per system on laser sales in 2003 as compared to 2002.
This was offset by the increase in sales of WaveScan Systems which increased to 440 units in 2003 compared with 202 units in 2002 at a relatively consistent sales price.

Service and Parts Revenues
Service and parts revenues in 2003 were $0.5 million lower than in 2002. This primarily resulted from our new per procedure service plan which effectively reduced the price charged for service contracts on VISX STAR Systems with lower than average procedure volume.

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

Cost of License and Other Revenues
Cost of license and other revenues increased slightly in 2003 compared with 2002. The increase was due to slightly higher procedure sales that resulted in additional licensing support in 2003. We experienced a gross profit margin on license and other revenues of approximately 96% in 2003 and 95% in 2002 because a higher percentage of the procedures sold were CustomVue which sell at a higher price than our standard procedure but have the same cost.

Cost of System Revenues
Cost of system revenues increased $2.3 million due to the increase in WaveScan System sales. This was partially offset by fewer VISX STAR System sales and fewer sales of upgrades.
Our gross profit margin on system revenues declined in 2003 from 2002 because we sold fewer system upgrades and we earned less revenue on average per unit sold, though the cost per system was approximately the same.

Cost of Service and Parts Revenues
Cost of service and parts revenues decreased approximately $1.2 million for the year ended December 31, 2003 compared with the year ended December 31, 2002. The decrease was due to fewer requirements for service on a larger installed base of stable products in the United States. The increase in the gross margin to 28% in 2003 from 23% in 2002 is due to lower cost for spare part shipments and an overall decrease in field service costs.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses declined by approximately $4.0 million to $38.6 million in 2003 compared with 2002. The change reflects primarily the following items:

•	Legal expenses declined $7.6 million in 2003 from 2002. We settled a lawsuit against Nidek in the first quarter of 2003 which was the main reason for the $9.7 million reduction in gross legal expenses in 2003 compared with 2002. Offsetting gross legal expenses, we received insurance reimbursements of $5.3 million and $7.5 million in 2003 and 2002, respectively, related to legal expenses we incurred in connection with the Nidek lawsuits; and

•	An increase in expenses of $4.9 million to promote our CustomVue procedure.

Research, Development, and Regulatory Expenses
Our research, development, and regulatory expenses in 2003 remained similar to 2002 levels. We focused our efforts on next generation technologies and developments for laser vision correction, including:

•	Laser platforms such as our STAR S4tm laser system;

•	Eye diagnostic units such as our WaveScan System;

•	New methods for correcting vision disorders including additional indications (such as hyperopia and high myopia) for our CustomVue treatment;

•	Continued research and clinical trials for treatment of presbyopia; and

•	Continued funding of early stage research at Stanford University for future treatments for age-related macular degeneration.

Interest and Other Income
Interest income declined in 2003 from 2002 as a result of:

•	Lower average cash balances due to use of cash for the repurchase of our stock and payment of the Nidek settlement; and

•	Lower average yields on our portfolio of cash and investments compared to 2002 due to market declines in interest rates.

Income Tax Provision
Our effective tax rate increased in 2003 from 2002 due principally to lower research and development tax credits.
Quarterly Results of Operations
In the following table we present selected items from our recent quarterly financial results (in 000’s except earnings per share).

	2004				2003

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

Total revenues	$43,805	$42,976	$38,671	$40,406	$34,433	$31,986	$39,268	$38,218

Cost of revenues	9,869	11,706	9,281	11,530	12,824	11,390	16,335	11,521
Total costs and expenses	24,670	27,632	24,315	29,689	26,324	27,033	31,687	24,256
Income from operations	19,135	15,344	14,356	10,717	8,109	4,953	7,581	13,962
Income before provision for income taxes	19,463	15,802	14,963	11,359	9,052	6,771	7,950	14,284
Provision for income taxes	7,707	6,258	3,671	$5,509	3,576	2,673	3,085	5,472

Net income	$11,756	$9,544	$11,292	$5,850	$5,476	$4,098	$4,865	$8,812

Earnings per share, diluted	$0.23	$0.19	$0.22	$0.11	$0.11	$0.08	$0.10	$0.17

Shares used for earnings per share, diluted	50,433	50,832	50,971	51,058	51,805	51,406	50,132	50,716

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
Revenue Recognition
Our revenue recognition policy is described in Note 1 to our Financial Statements.
We are also required to ensure that collectibility is reasonably assured before we recognize revenue. Accordingly, we evaluate our customers for credit worthiness and only recognize revenue if we believe that we have reasonable assurance that amounts will be collected. Where we are unable to assess with reasonable assurance that amounts will be collected, we defer revenue recognition until the payments are received. This typically occurs when the customer is thinly capitalized and is occasionally the case with customers who have recently set themselves up in business.
Accounts Receivable
At the end of each accounting period, we estimate the reserve necessary for accounts receivables that will ultimately not be collected from customers. To develop this estimate, we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future. We face two particular challenges in estimating these reserves: concentration of credit with certain large customers and the potential for significant change in the overall health of the national economies in the markets we serve. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results. Our allowance for doubtful accounts at December 31, 2004, 2003 and 2002, as a percentage of gross accounts receivable was 11.0%, 13.3% and 9.4% respectively. At December 31, 2004, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of accounts receivable would have resulted in an increase or decrease in expense of approximately $0.4 million.
Inventories
Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of demand over the following 6 months. This estimate, though based on our historical experience and consideration of other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventory for the years ending December 31, 2004, 2003 and 2002 as a percentage of total revenues in 2004, 2003 and 2002, were all less than 0.5%. To date, our estimates have been materially accurate and subject to any major changes in our business model, our operating environment or the economy, and taking consideration of the ongoing development of our technology, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.
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
Accounting for Taxes
We are subject to various federal, state and local taxes, including income, sales, payroll, unemployment, property, franchise, capital and use taxes on our operations, payroll, assets and services. In preparing our consolidated financial statements, we are required to estimate our tax expense in each of the jurisdictions in which we operate. These estimates cover current tax assets and liabilities together with temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. In estimating our tax exposure we are required to make certain estimates and judgments based on our evaluation of tax law and the facts and circumstances relating to our business. These positions may not always be accepted by all of the tax authorities in each of the jurisdictions in which we operate. As a result, our tax liabilities may differ from our estimates based on audits by tax authorities. Our tax expense could increase if tax incentives are not renewed upon expiration, tax rates applicable to us are increased, authorities challenge our tax strategies, or our tax strategies are impacted by new laws or rulings.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments and working capital were as follows:

	2004	Change	2003	Change	2002

Cash, cash equivalents, and short-term investments	$138,408	61%	$86,076	(30)%	$122,955
Working capital	162,299	52%	107,040	(24)%	140,173
Stockholders’ equity	178,656	42%	125,799	(19)%	155,190
Our cash, cash equivalents, and short-term investments consist principally of money market funds, and bonds issued by the United States government, United States government and agencies, federal government sponsored enterprises, state and local government agencies, and corporations. All of our short-term investments are classified as “available-for-sale” under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses are recognized when realized in the consolidated statements of operations.
Cash, cash equivalents, and short-term investments were $138.4 million at December 31, 2004, an increase of $52.3 million compared with December 31, 2003. This change was due principally to:

•	Positive cash flow from operating activities of $49.5 million;

•	Proceeds from issuance of common stock related to employee participation in employee stock programs generating $21.9 million;

•	Cash of $16.4 million used to repurchase 0.8 million shares of stock; and

•	Capital expenditures costing $2.2 million.
Operating activities generated $49.5 million in cash in 2004 compared with $27.7 million provided in 2003. In 2004 we:

•	Generated $58.0 million of cash from net income plus non-cash related expenses;

•	Used cash to increase inventory by $14.2 million primarily to support the increase in sales of systems under rental or operating leases. The costs of systems shipped to customers under rental or operating agreements are transferred from inventory to prepaid expenses and long term other assets. This transfer is reflected in the supplemental cash flow information section of our consolidated statements of cash flows.

•	Used cash to fund an increase in accounts receivable of $4.4 million due primarily to higher sales levels in the latter half of the year, and;

•	Increased accrued and other current liabilities by $5.9 million due primarily to increased deferred revenue associated with operating and rental lease arrangements.
Net cash used in investing activities was $65.4 million in 2004, down from $14.3 million provided in 2003. The principal movements in cash provided by investing activities were due to the investment in, and maturities of, short-term investments. This was partially offset in 2003 by a payment of $5.9 million for acquired patents and technology assets from 20/10 Perfect Vision Optische Gerate GmbH. Capital expenditures decreased by $0.2 million to $2.2 million.
Cash provided by financing activities was $5.5 million in 2004, up from $54.8 million used in 2003. This was primarily due to more cash being provided by the exercise of options than used in the repurchase of shares in 2004, compared to 2003 when the reverse was true.
On April 4, 2001, our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.8 million shares on the open market cumulatively through December 31, 2004, at a total cost of $106.8 million. Accordingly, 2.2 million shares remain available as of December 31, 2004 for repurchase under the Board of Directors’ April 2001 authorization; however, under the terms of the merger agreement with AMO, we agreed to halt the repurchasing of any of our outstanding common stock on the open market. On May 28, 2003, the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans.
Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of December 31, 2004 we did not have any borrowings outstanding, nor any credit agreements.
Our standard credit terms granted to customers are net 30 to 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX STAR Systems and WaveScan Systems, we provide long-term financing to customers for their purchase of our equipment in certain markets. We consider a number of factors including industry practice, competition, and our evaluation of customers’ credit worthiness in determining when to offer such financing.
We believe our operations will generate cash in 2005 at a level equal to or greater than in 2004. We believe this will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months. In addition, we have $138.4 million in cash, cash equivalents, and short-term investments as of December 31, 2004 to provide for unforeseen contingencies.
In May 2002, we entered into an exclusive worldwide license agreement for a portfolio of patents held by Luis Ruiz, MD, relating to the treatment of presbyopia with multifocal ablations. We also signed an agreement with Tracey Technologies, LLC for rights to Tracey’s ray tracing technology for use in customized laser vision correction treatments. If clinical and regulatory milestones specified in both agreements are achieved, we will be committed to make additional payments of approximately $2.0 million in connection with these two agreements. If in the future either of these technologies are used in the performance of procedures using our equipment, we would be obligated to pay per procedure royalties.
The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Contractual Obligations
Operating Lease Obligations	$7,125	$2,181	$4,892	$52	—
Purchase Obligations	7,972	6,273	1,699	—	—

Total	$15,097	$8,454	$6,591	$52	$—

New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). This standard amends

ARB No. 43 to clarify the accounting for certain inventory costs. We will be required to implement the new pronouncement during 2006. We do not expect the adoption of this standard to have a material impact on our financial statements.
In December, 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). This standard requires expensing of stock options and other share-based payments and supercedes the FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 1 to these consolidated financial statements. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the third quarter of fiscal 2005. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated operating results.
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS 109-1”). This Act introduces a special 9% tax deduction on qualified production activities. SFAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109 we do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“SFAS 109-2”). This Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SFAS 109-2 is effective immediately, we do not have material amounts of unremitted foreign earnings and do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 3). We will evaluate the impact of EITF 03-1 once final guidance is issued.
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
Our business and stock price may be adversely affected if the merger with AMO is not completed.
On November 9, 2004, we entered into an agreement to combine our business with AMO. The announcement of the planned merger could have an adverse effect on our revenues in the near-term if customers delay, defer, or cancel purchases pending resolution of the planned merger with AMO. To the extent our announcement of the merger creates uncertainty among persons and organizations contemplating purchases of products or services such that several large customers, or a significant group of small customers, delays purchase decisions pending resolution of the planned merger, this could have an adverse effect on our results of operations and quarterly revenues could be substantially below the expectations of market analysts and could cause a reduction in stock price.
In addition, if the merger is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including: we would not realize the benefits we expect to receive by being part of a combined company with AMO, as well as the potentially enhanced financial and competitive position we believe would result from being part of the combined company; the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenues and minimize costs and lead to a loss of market position that we could be unable to regain; the market price of our shares of common stock may decline to the extent the current market price of those shares reflects a market assumption that the merger will be completed; under certain circumstances we could be required to pay AMO a $45 million break-up fee; and we must pay the costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees.
In connection with the proposed merger, AMO has filed a registration statement with the SEC. Once the registration statement has been declared effective by the SEC, the definitive joint proxy statement/ prospectus included therein will be mailed to all holders of our common stock as of the record date established for the special meeting and will contain important information about VISX, AMO and the proposed merger, risks relating to the merger and the combined company, and related matters. We urge all of our stockholders to read the definitive joint proxy statement/ prospectus when it becomes available.
If laser vision correction is not broadly accepted by both doctors and patients, our business, financial position and results of operations would be materially and adversely impacted.
Our business depends upon broad market acceptance of laser vision correction by both doctors and patients in the United States and key international markets. Laser vision correction has penetrated approximately 6% of the eligible United States population, and our profitability and growth will be largely dependent on increasing levels of market acceptance and procedure growth, especially with regard to our higher-priced CustomVue procedure. Potential complications and side effects of laser vision correction include: post-operative discomfort, corneal haze (an increase in the light scattering properties of the cornea) during healing, glare/halos (undesirable visual sensations produced by bright lights), decreases in contrast sensitivity, temporary increases in intraocular pressure in reaction to procedure medication, modest fluctuations in refractive capabilities during healing, modest decrease in best corrected vision (i.e., with corrective eyewear), unintended over- or under-corrections, regression of effect, disorders of corneal healing, corneal scars, corneal ulcers, and induced astigmatism (which may result in blurred or double vision and/or shadow images). Some consumers may choose not to undergo laser vision correction because of these complications or more general concerns relating to its safety and efficacy or a resistance to surgery in general. Alternatively, some consumers may elect to delay undergoing laser vision correction surgery because they believe improved technology or methods of treatment will be available in the near future. Should either the ophthalmic community or the general population turn away from laser vision correction as an alternative to existing methods of treating refractive vision disorders, or if future technologies replaced laser vision correction, these developments could delay or prevent market acceptance of laser vision correction, which would have a material adverse effect on our business, financial position and results of operations.
The possibility of long-term side effects and adverse publicity regarding laser correction surgery could seriously harm our business.
Laser vision correction is a relatively new procedure. Consequently, there is no long-term follow-up data beyond ten years that might reveal additional complications or unknown side effects. Any future reported side effects, other adverse events or unfavorable publicity involving patient outcomes resulting from the use of laser vision correction systems manufactured by us or any participant in the laser vision correction market, may have a material adverse effect on our business, financial position, and results of operations.
The market in which we operate is subject to extensive government regulation, which increases our costs and could prevent us from selling our products.
Government regulation includes inspection of and controls over research and development, testing, manufacturing, safety and environmental controls, efficacy, labeling, advertising, promotion, pricing, record keeping, the sale and distribution of pharmaceutical products and samples and electronic records and electronic signatures. In the United States, we must obtain approval or clearance from the United Stated Food and Drug Administration, or FDA, for each medical device that we market. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products distributed outside of the United States are also subject to government regulation, which may be equally or more demanding. Our new products could take a significantly longer time than expected to gain regulatory approval and may never gain approval. If a regulatory authority delays approval of a potentially significant product, our market value and operating results may decline. Even if the FDA or another regulatory agency approves a product, the approval may limit the indicated uses for a product, may otherwise limit our ability to promote, sell and distribute a product or may require post-marketing studies. If we are unable to obtain regulatory approval of our products, we will not be able to market these products, which would result in a decrease in our sales. Currently, we are actively pursuing approval for a number of our products from regulatory authorities in a number of countries, including, among others, the United States, countries in the European Union and Japan. Continued growth in our sales and profits will depend, in part, on the timely and successful introduction and marketing of some or all of these products.
Additionally, noncompliance with applicable United States regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, denial or withdrawal of pre-marketing approvals, recommendations by the FDA against governmental contracts and criminal prosecution. The FDA also has authority to request repair, replacement, or the refund of the cost of any device we manufacture or distribute. Regulatory authorities outside of the United States may impose similar sanctions for noncompliance with applicable regulatory requirements.
The clinical trial process required to obtain regulatory approvals are costly and uncertain, and could result in delays in new product introductions or even an inability to release a product.
The clinical trials required to obtain regulatory approvals for our products are complex and expensive and their outcomes are uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in the commercial sale of a product. We may suffer significant setbacks in clinical trials, even after earlier clinical trials showed promising results. Any of our products may produce undesirable side effects that could cause us or regulatory authorities to interrupt, delay or halt clinical trials of a product candidate. We, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time if they or we believe the trial participants face unacceptable health risks.
Intense competition in the laser vision correction industry could result in the loss of customers, an inability to attract new customers, a decline in the price we charge for our products and procedures or a decline in our market share.
The medical device and ophthalmic laser industries are subject to intense competition and technological change. Not only does laser vision correction compete with more traditional vision correction options such as eyeglasses and contact lenses, it also competes with other technologies and surgical techniques such as intraocular lenses and surgery using different types of lasers. In addition, the market for laser vision correction systems has become increasingly competitive in recent years as a result of FDA approval of several laser systems. The VISX STARtm Excimer Laser System competes with products marketed or under development by other laser and medical equipment manufacturers, many of which have greater financial and other resources. Competitors may offer laser systems at a lower price, may price their laser systems as part of a bundle of products or services, may lower the prices they charge for procedures, may develop procedures that involve a lower per procedure cost, or may offer products perceived as preferable to the VISX STARtm Excimer Laser System. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by us, which therapies could be more medically effective and less expensive than laser vision correction, and could potentially render laser vision correction obsolete. Any such developments could result in reductions in the quantity or average prices of products sold by us and which could have a material adverse effect on our business, financial position and results of operations.
Additionally, Market Scope estimates that as at December 31, 2004 we were the leader in the United States procedures market with a market share of approximately 60%. Because of this position, all of our competitors target us and our market share in order to grow their own revenues. We can give no assurance that we will be able to maintain or grow our existing market share and we may, in fact, be required to incur considerable expenditures in order to maintain or increase that market share. Should our procedure market share decline, it could have a material adverse effect on our business, financial position, and results of operations as well as the market price of our common stock.
General economic conditions could have a negative impact on our business, financial position, and results of operations.
Because laser vision correction is not subject to reimbursement from third-party payors such as insurance companies or government programs, the cost of laser vision correction is typically borne by individuals directly. Accordingly, weak or uncertain economic conditions may cause individuals to be less willing to incur the procedure cost associated with laser vision correction as was evidenced by our decline in revenues from 2002 compared to 2001 and from 2001 compared to 2000. A decline in economic conditions, especially in the United States, could result in a decline in the number of laser vision correction procedures performed and could have a material adverse effect on our business, financial position, and results of operations.
We rely upon a small number of customers for a significant portion of our revenues, which makes our financial position and operating results vulnerable to the loss of one of more of these customers.
A significant portion of our revenues is derived from sales to TLC Vision Corporation, or TLC. Sales to TLC accounted for 17%, 16% and 14% of our total revenues in 2004, 2003, and 2002, respectively. TLC accounted for 21%, 22% and 22% of our total receivables at December 31, 2004, 2003 and 2002. Additionally, Taiwan Hwa-In Corporation accounted for 12% of our total receivables at December 31, 2004. Should we lose a significant customer or if anticipated sales to a significant customer do not materialize, our business, financial position and results of operations may suffer. In addition, should a significant customer become unable to pay balances owed, we would have to increase our charges for bad debt expense, which could have a material adverse effect on our business, financial position and results of operations.
If we fail to keep pace with advances in our industry or fail to develop new methods of vision correction, customers may not buy our products and our revenue may decline.
We must be able to manufacture and effectively market our products and persuade a sufficient number of eye care professionals to use our new products, as well as new methods of vision correction that we introduce, such as our CustomVue procedure. Sales of our existing products may decline rapidly if a new product is introduced by one of our competitors or if we announce a new product that, in either case, represents a substantial improvement over our existing products. A decrease in procedure volume may also occur if consumers elect to delay undergoing laser vision correction surgery because they believe improved technology or methods of treatment will be available in the near future.
While we devote significant resources to research and development, our research and development may not lead to new products that achieve commercial success.
Our research and development process is expensive, prolonged, and entails considerable uncertainty. Development of a new medical device, from discovery through testing and registration to initial product launch, typically takes between three and seven years. Each of these periods varies considerably from product to product and country to country. Because of the complexities and uncertainties associated with ophthalmic research and development, products we are currently developing may not complete the development process or obtain the regulatory approvals required to market such products successfully. The products currently in our development pipeline may not be approved by regulatory entities and may not be commercially successful, and our current and planned products could be surpassed by more effective or advanced products.
Our business is dependent on the enforceability and the validity of our United States and foreign patents; any unfavorable determinations with respect to these patents could negatively impact our financial condition and harm our business.
We own over 200 United States and foreign patents and have more than 200 patent applications pending. In the past, our patents have been challenged on several fronts and we have asserted our patents against competitors. Generally, these proceedings centered on whether infringement of the patents had occurred, and on the validity or enforceability of the patents. While all of our historical proceedings have now been resolved, we may assert our patents against competitors in the future. If our patents were found to be invalid or unenforceable (or in the event that parties against whom we asserted patent infringement were found not to be infringing our patents) in any future proceedings, our ability to collect license fees from the parties to the litigation or from other sellers or users of laser vision correction equipment in the United States could suffer and our revenues could decline. In addition, other companies own United States and foreign patents covering methods and apparatus for performing corneal surgery with ultraviolet lasers. If we were accused of infringing such competitors’ patents and found to have infringed such patents, we could be subject to significant monetary liability and enjoined from distributing our products. Any one of these results could harm our business.
An unfavorable outcome in a product liability lawsuit could have a material adverse effect on our business, financial position, and results of operations.
We have in the past, and may again in the future, become subject to product liability claims. We could be liable for injuries or damage resulting from use of the VISX STARtm Excimer Laser System or WaveScan System. In addition, a claim that an injury resulted from a defect in any of our products, even if successfully defended, could damage our reputation. Product liability claims in excess of our insurance coverage against product liability risks associated with the testing, manufacturing, and marketing of its products could have a material adverse effect on our business, financial position, and results of operations.
If we become involved in litigation, unexpected costs and diversion of management’s resources could result.
In the past, we have been involved in a number of legal proceedings, some of which have resulted in significant legal expenses and settlement costs. In the future, we may become involved in additional legal proceedings that, regardless of their outcome or validity, could lead to additional expenses being incurred and diversion of our management’s resources.
Our reliance on sales in international markets could negatively impact our revenues and operating results.
Sales to customers outside the United States represented 16% of our total revenues during 2004 and 17% and 23% of our total revenues for 2003 and 2002. To date, all of our sales have been denominated in United States dollars. Our international presence exposes it to risks, including:

•	the need for export licenses in many countries;

•	unexpected regulatory requirements;

•	tariffs and other potential trade barriers and restrictions;

•	political, legal and economic instability in foreign markets such as South Korea;

•	longer accounts receivable cycles in all international markets;

•	difficulties in managing operations across disparate geographic areas;

•	foreign currency fluctuations;

•	reduced or limited protection of our intellectual property rights in some countries such as Taiwan; and

•	dependence on local distributors.
We are particularly susceptible to these risks in South Korea, Taiwan and Canada. If one or more of these risks materialize, our sales to international customers may decrease and our costs may increase, which could negatively impact our revenues and operating results.
An unfavorable outcome in the securities class action lawsuit pending against us and certain of our directors and executive officers could impact our ability to complete the merger with AMO, or alternatively, could result in our stockholders having rights of rescission against the merger.
On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against us and our board of directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452 and subsequently consolidated under the Kinchy case. The Kinchy amended complaint seeks an injunction prohibiting us from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs. If the injunction sought is granted, we might not be able to complete the merger in a timely manner, or at all. If the injunction sought is not granted but this matter has not been resolved prior to the completion of the merger, the lawsuit could result in our stockholders having rescission rights against the merger.
Any failure by third party financing entities to satisfy their obligations to us would negatively impact our financial condition.
We have relationships with third party financing entities that purchase our products directly and subsequently lease and/or sell these products to our end-user customers, or provide financing directly to customers who purchase products directly from us. Should any third party financing entity or entities fail or refuse to pay us in a timely manner or at all, it could negatively affect our cash flows and could have a material adverse effect on our business, financial position and results of operations. In fact, DVI Financial Services, Inc., (or DVI), which provided equipment purchase financing to our customers, entered into Chapter 11 bankruptcy proceedings in August 2003, and as a result, we recorded bad debt expense to increase our reserve for doubtful accounts to cover any remaining exposure on the $2.3 million of accounts receivables then outstanding from DVI.
Because our expenses are relatively fixed in the short term, our earnings will decline if it does not meet our projected sales.
Our operating expenses, which include sales and marketing, research and development, and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. If revenues fall below expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. Accordingly, any shortfall in revenues below expectations would likely have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock.
Adverse tax assessments could have a negative impact on our earnings.
We operate throughout the United States and, consequently, are subject to various federal, state and local taxes, including sales, income, payroll, unemployment, property, franchise, capital and use tax on our operations, payroll, assets and services. We have made provisions and accruals in our financial statements for tax liabilities, but we cannot predict the outcome of all past and future tax assessments. If any taxing authority determines we owe amounts for taxes greater than expected, our earnings may be negatively affected.
If any of our single source suppliers were to cease providing components, our business, financial position, and results of operations, could be materially adversely affected.
The manufacture of the VISX STARtm Excimer Laser System and WaveScan System is a complex operation involving numerous procedures. We depend on single and limited sources for several key components. If any of these suppliers were to cease providing components, we would be required to locate and contract with a substitute supplier. We could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms. If the production of our products, parts and services were interrupted or could not continue in a cost-effective or timely manner, our business, financial position, and results of operations, could be materially adversely affected.
Volatility in our stock price may discourage investment in our common stock.
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
In addition, stock markets have experienced significant price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated or disproportionate to the operating performance of the specific companies. In addition, the securities of many medical device companies, including ours, have historically been subject to extensive price and volume fluctuations that may affect the market price of their common stock. If these broad market fluctuations continue, they may adversely affect the market price of our common stock.
If any of our employees, consultants or others breach their proprietary information agreements, our competitive position could be harmed.
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
Recent changes in the accounting treatment of stock options could have a negative impact on our financial statements and cause its stock price to decline.
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), Share-Based Payment, or FAS 123(R), which includes proposed rule changes requiring companies to expense the fair value of employee stock options and other forms of stock-based compensation. Currently, we include such expenses on a pro forma basis in the notes to our annual financial statements in accordance with accounting principles generally accepted in the United States, but do not record a charge for employee stock option expense in the reported financial statements. Once we are required to comply with FAS 123(R), as of the beginning of the third quarter of 2005 our reported earnings will decrease significantly which could in turn lead to a decline in our stock price.
The anti-takeover provisions in our charter documents could delay or prevent a takeover attempt or make an investment in our common stock less appealing to future investors.
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
Interest Rate Risk. We invest our cash, beyond that needed for daily operations, in high quality debt securities. We seek primarily to preserve the value and liquidity of our capital, and secondarily to safely earn income from these investments. To accomplish these goals, we invest only in debt securities issued by (1) the United States Treasury and United States government agencies, (2) federal government sponsored enterprises, (3) state and local governmental agencies and (4) United States corporations that meet the following criteria:

•	Rated investment grade “A” or higher by the major rating services;

•	Can readily be resold for cash; and

•	Mature no more than 3 years from our date of purchase.
The following table shows the expected cash flows at maturity from our investments in debt securities ($000’s).

	2005	2006	2007	2008	2009	Beyond

Cash equivalents and short-term investments (amortized cost as of December 31, 2004)	$83,742	$46,081	$—	$—	$—	$—
Weighted average effective interest rate	1.89%	2.58%	—	—	—	—
Foreign Currency Exchange Rate Risk. We sell products in various international markets. These sales are contracted and paid for in United States dollars. As of December 31, 2004 we have no outstanding foreign currency hedge contracts. Accordingly, we have no material foreign currency exchange risk as of December 31, 2004.

Item 8.	Financial Statements and Supplementary Data
VISX, INCORPORATED AND SUBSIDIARIES

VISX, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current Assets
Cash and cash equivalents	$14,536	$24,895
Short-term investments	123,872	61,181
Accounts receivable, net of allowances for doubtful accounts of $3,895 and $4,195, respectively	31,584	27,432
Inventories	14,255	11,219
Deferred tax assets and prepaid expenses	22,219	20,477

Total current assets	206,466	145,204
Property and Equipment, net	3,990	3,851
Long-Term Deferred Tax and Other Assets	12,367	14,908

Total Assets	$222,823	$163,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,588	$3,442
Accrued liabilities and other current liabilities	40,579	34,722

Total current liabilities	44,167	38,164

Commitments and Contingencies (Notes 9 and 12)
Stockholders’ Equity:
Common stock — $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued at December 31, 2004 and 2003	650	650
Additional paid-in capital	200,209	201,108
Less: 15,066,708 and 16,295,297 common stock treasury shares at December 31, 2004 and 2003, respectively, at cost	(242,496)	(258,218)
Accumulated other comprehensive income (loss)	(67)	341
Retained earnings	220,360	181,918

Total stockholders’ equity	178,656	125,799

Total Liabilities and Stockholders’ Equity	$222,823	$163,963

See accompanying notes to consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
License and other revenues	$117,108	$87,351	$72,524
System revenues	27,790	38,248	48,595
Service and parts revenues	20,960	18,306	18,807

Total revenues	165,858	143,905	139,926

Costs and Expenses:
Cost of license and other revenues	3,533	3,507	3,302
Cost of system revenues	23,623	35,328	33,064
Cost of service and parts revenues	15,230	13,235	14,439
Selling, general and administrative	42,483	38,583	42,537
Research, development and regulatory	21,437	18,647	18,714
Litigation settlement	—	—	9,000

Total costs and expenses	106,306	109,300	121,056

Income From Operations	59,552	34,605	18,870

Other Income:
Interest income	2,035	3,452	5,611

Income Before Provision For Income Taxes	61,587	38,057	24,481
Provision for income taxes	23,145	14,806	9,139

Net Income	$38,442	$23,251	$15,342

Earnings Per Share
Basic	$0.78	$0.47	$0.29

Diluted	$0.76	$0.46	$0.29

Shares Used For Earnings Per Share
Basic	49,229	49,471	53,096

Diluted	50,869	50,937	53,816

See accompanying notes to consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

		Common			Accumulated
	Common	Stock	Additional		Other			Total
	Shares	Par	Paid-In	Treasury	Comprehensive	Comprehensive	Retained	Stockholders’
	Issued	Value	Capital	Stock	Income/(loss)	Income	Earnings	Equity

	(In thousands)
Balance, December 31, 2001	64,990	$650	$208,130	$(178,347)	$2,520		$143,325	$176,278
Repurchases of common stock	—	—	—	(42,740)	—		—	(42,740)
Exercise of stock options	—	—	(6,681)	10,566	—		—	3,885
Common stock issued under the Employee Stock Purchase Plan	—	—	(760)	1,773	—		—	1,013
Income tax benefit arising from employee stock option plans			2,011					2,011
Comprehensive income:
Net income	—	—	—	—	—	$15,342	15,342	15,342
Foreign currency translation adjustment	—	—	—	—	37	37	—	37
Adjustment for unrealized holding gains/(losses) on available-for-sale securities	—	—	—	—	(636)	(636)	—	(636)

Comprehensive income						$14,743

Balance, December 31, 2002	64,990	650	202,700	(208,748)	1,921		158,667	155,190
Repurchases of common stock	—	—	—	(63,000)	—		—	(63,000)
Exercise of stock options	—	—	(4,274)	11,336	—		—	7,062
Common stock issued under the Employee Stock Purchase Plan	—	—	(1,078)	2,194	—		—	1,116
Income tax benefit arising from employee stock option plans			3,760					3,760
Comprehensive income:
Net income	—	—	—	—	—	$23,251	23,251	23,251
Foreign currency translation adjustment	—	—	—	—	(48)	(48)	—	(48)
Adjustment for unrealized holding gains/(losses) on available-for-sale securities	—	—	—	—	(1,532)	(1,532)	—	(1,532)

Comprehensive income						$21,671

Balance, December 31, 2003	64,990	650	201,108	(258,218)	341		181,918	125,799
Repurchases of common stock	—	—	—	(16,395)	—		—	(16,395)
Exercise of stock options	—	—	(8,992)	29,437	—		—	20,445
Common stock issued under the Employee Stock Purchase Plan	—	—	(1,226)	2,680	—		—	1,454
Income tax benefit arising from employee stock option plans			9,319					9,319
Comprehensive income:
Net income	—	—	—	—	—	$38,442	38,442	38,442
Foreign currency translation adjustment	—	—	—	—	28	28	—	28
Adjustment for unrealized holding gains/(losses) on available-for-sale securities	—	—	—	—	(436)	(436)	—	(436)

Comprehensive income						$38,034

Balance, December 31, 2004	64,990	$650	$200,209	$(242,496)	$(67)		$220,360	$178,656

See accompanying notes to consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash Flows From Operating Activities:
Net income	$38,442	$23,251	$15,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,028	8,727	4,320
Income tax benefit from exercise of stock options	9,319	3,760	2,011
Provision for doubtful accounts receivable	234	1,686	1,397
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Accounts receivable	(4,388)	(4,574)	6,535
Inventories	(14,230)	(6,514)	(3,713)
Deferred tax assets and prepaid expenses	707	5,472	10,232
Long-term deferred tax and other assets	3,349	3,192	2,001
Accounts payable	146	(900)	1,071
Accrued liabilities and other current liabilities	5,853	(6,367)	690

Net cash provided by operating activities	49,460	27,733	39,886

Cash Flows From Investing Activities:
Capital expenditures	(2,233)	(2,385)	(2,285)
Cash paid for acquisition of patents and technology assets	—	(5,900)	—
Purchases of available for sale securities	(109,175)	(67,749)	(77,706)
Proceeds from maturities of available for sale securities	46,047	90,304	100,260

Net cash provided by (used in) investing activities	(65,361)	14,270	20,269

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	21,899	8,178	4,898
Repurchases of common stock	(16,395)	(63,000)	(42,740)

Net cash provided by (used in) financing activities	5,504	(54,822)	(37,842)

Effect of exchange rate changes	38	27	25

Net increase (decrease) in cash and cash equivalents	(10,359)	(12,792)	22,338
Cash and cash equivalents, beginning of year	24,895	37,687	15,349

Cash and cash equivalents, end of year	$14,536	$24,895	$37,687

Supplemental Cash Flow Information:
Inventory transferred to prepaid expenses and long term other assets	$11,192	$8,015	$5,037

Cash paid for income taxes	$13,009	$4,860	$108

See accompanying notes to consolidated financial statements.

VISX, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Summary of Significant Accounting Policies
VISX, Incorporated. We develop products and procedures to improve people’s vision with laser vision correction. Our current principal product, the VISX STAR System, is designed to correct the shape of a person’s eyes to reduce or eliminate their need for eyeglasses or contact lenses. The FDA has approved the VISX STAR System for use in the treatment of most types of vision problems including nearsightedness, farsightedness, and astigmatism. We sell treatment cards to control the use of the VISX STAR System and to collect license fees for the use of our patents.
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
Translation of Foreign Currencies. We follow Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation” (“SFAS 52”) and related pronouncements in translating foreign currencies. The local currency is the functional currency of our foreign operations. Gains and losses from translation of our foreign operations are included as a component of accumulated other comprehensive income. Foreign currency transaction gains and losses are recognized in the statement of operations and have not been material.
Cash, Cash Equivalents, and Short-term Investments. We follow Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (“SFAS 115”) and related pronouncements in accounting for cash, cash equivalents, and short-term investments. Cash equivalents are debt securities that mature within 90 days from the day we purchase them and can be resold for cash before they mature. Short-term investments are debt securities that mature more than 90 days after we purchase them. Our short-term investments are all classified as current available-for-sale securities because we may sell them before they reach maturity. They are carried at fair market value, with unrealized holding gains and losses recorded in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method. Gains are recognized when realized in our consolidated statements of income. Losses are recognized as realized or when we have determined that an other-than-temporary decline in fair value has occurred.
Concentration of Credit Risks. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, cash equivalents, investments and accounts receivable. We invest primarily in marketable securities and place our investments with high quality financial, government or corporate institutions. We perform ongoing credit evaluations of our customers.
Fair Value of Financial Instruments. We follow Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value Of Financial Instruments” (“SFAS 107”) and related pronouncements in disclosing the value of financial instruments. The values we show for our financial assets and liabilities as of December 31, 2004 and 2003 (including cash and cash equivalents, short-term investments, accounts receivable, and accounts payable) approximate the fair market value of these assets and liabilities due to their short maturity.
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
Impaired Loans. We follow SFAS No. 114 “Accounting by Creditors for Impairment of a Loan,” (“SFAS 114”) as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” (“SFAS 118”) in accounting for and disclosing all loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the loan’s fair value. We record the current portion of loans in accounts receivable and the long-term portion in long-term deferred tax assets and other assets as appropriate. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or the value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. SFAS 114 was amended by SFAS 118 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans.
Inventories. Inventories consist of purchased parts, subassemblies, and finished systems and are stated at the lower of cost or market, using the first-in, first-out method. Inventory costs include material and overhead, which includes labor costs. We regularly review our inventory on hand plus on order and compare this to our estimate of demand over the following 6 months. Based on this analysis, we reduce the carrying value of our inventory for excess and obsolete items. All inventory write-downs result in a new cost basis and are charged to cost of revenues. Inventories consisted of the following (in thousands):

	December 31,

	2004	2003

Raw materials and subassemblies	$9,113	$7,786
Work-in-process	2,723	1,321
Finished goods	2,419	2,112

	$14,255	$11,219

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

	December 31,

	2004	2003

Furniture and fixtures	$2,949	$2,992
Machinery and equipment	13,330	14,441
Leasehold improvements	3,558	3,378

	19,837	20,811
Less: accumulated depreciation and amortization	(15,847)	(16,960)

Property and equipment, net	$3,990	$3,851

Depreciation and amortization expense of property and equipment for the three years ended December 31, 2004, 2003 and 2002 was $2.1 million, $2.1 million, and $2.8 million, respectively.
Investments. We follow Accounting Principles Board Opinion No. 18, “The Equity Method Of Accounting For Investments In Common Stock” (“APB 18”) and related pronouncements in accounting for our investments. We hold a minority interest investment in a company developing technologies related to our strategic focus. This investment is included in long-term deferred tax and other assets in the accompanying consolidated balance sheets. We record an investment impairment charge when we believe an investment has experienced a decline in value that is not temporary. To determine whether such an impairment has occurred, we review a number of factors about each company including its financial statements, ongoing operations, and progress on development projects.
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

Revenue Recognition. Our revenue is comprised of the following: sale, lease and rental of system equipment and upgrades, service and parts revenue, and license fees and related procedure revenue (“procedure revenue”). We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). Under this standard the following four criteria must be met in order to recognize revenue:
      (1) Persuasive evidence of an arrangement exists;
      (2) Delivery has occurred or services have been rendered;
      (3) Our selling price is fixed or determinable; and
      (4) Collectibility is reasonably assured
All of our sales are documented by contract or purchase orders specifying sales prices and terms.
We sell directly to end customers in the United States and we sell through distributors in other locations.
The four revenue recognition criteria and other revenue related accounting pronouncements are applied to our sales as described in the following paragraphs.
We recognize license fees and revenues from the sale of treatment cards from direct customers when we ship treatment cards. We recognize revenue upon shipment of treatment cards as we have no continuing obligations or continuing involvement subsequent to shipment. The treatment cards give the customer the right to perform specified procedures on their VISX STAR System for an unspecified period of time. After shipment, we do not accept returns of treatment cards. The fee for a treatment card becomes due upon shipment and is not dependent on actual procedures performed and our customers do not notify us of their treatment card usage. Other revenues included in license and other revenues consist of royalties paid by third party licensees. We recognize these royalties when payment is received.
Within the United States and Japan installation at a customer’s site is required prior to the recognition of system revenues. Outside the United States and Japan our standard terms are FOB VISX, enabling revenue recognition upon shipment. We sell exclusively through independent, third party distributors who are generally responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard credit terms granted to customers are net 30 days (United States) and net 60 days (international). We do not provide rights of return or exchange, price protection or stock rotation rights to any of our distributors.
In addition to our normal credit terms, some customers finance the purchase or rental of their equipment over periods ranging from one to three years directly from us. See note 10 to these consolidated financial statements for further discussion of our long term financing arrangements. These financing agreements are classified as either rental or operating leases or sales type leases as prescribed by SFAS No. 13 “Accounting for Leases”. Under sales type lease agreements, system revenues are recognized based on the net present value of the expected cash flow after installation to direct customers in the United States and Japan or after shipment to international distributors. Under rental or operating lease agreements, rental revenue is recognized over the term of the agreement.
The costs of systems shipped to customers under rental or operating agreements are transferred from inventory to prepaid expenses and long term other assets. This transfer is reflected in the supplemental cash flow information section of our consolidated statements of cash flows. The amortization of these deferred costs is matched with the recognition of the related revenues.
Service revenues relate to the provision of repair and maintenance services under various types of arrangements. For customers who purchase fixed price service contracts, we recognize service revenue on a straight-line basis over the term of the contract. Payments received in advance of services performed, normally for purchases of service contracts by our customers for a one-year period, are initially recorded as deferred revenue. For customers that purchase service contracts on a per procedure basis, we recognize half of the per procedure service revenue in the month the keycards for the procedures are shipped and the other half in the subsequent month. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts.
To the extent that we bundle keycards with equipment orders we follow the guidance of EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. We record the fair value of the keycards as “License and other revenues” and the residual amount is allocated to “System revenues”. Since we sell keycards separately for a consistent price we have objective and reliable evidence of fair value for this element of the arrangement.
For all types of revenue we assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue if collectibility is reasonably assured.
We provide incentives to customers that are accounted for under EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor Products)”. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received, and such incentives are paid in cash. Accordingly, the incentives are recorded as a reduction of revenue.
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

	Year Ended December 31,

	2004	2003	2002

Net Income	$38,442	$23,251	$15,342
Basic Earnings Per Share
Net income	$38,442	$23,251	$15,342
Weighted average common shares outstanding	49,229	49,471	53,096

Basic earnings per share	$0.78	$0.47	$0.29

Diluted Earnings Per Share
Net income	$38,442	$23,251	$15,342
Weighted average common shares outstanding	49,229	49,471	53,096
Dilutive potential common shares from stock options	1,640	1,466	720

Weighted average common shares and dilutive potential common shares	50,869	50,937	53,816

Diluted earnings per share	$0.76	$0.46	$0.29

Options to purchase 2,039,000, 3,177,000, and 6,458,000 weighted shares outstanding during 2004, 2003, and 2002, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during those years and would have been anti-dilutive.
Legal Contingencies. We follow Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies” (“SFAS 5”) and related pronouncements in disclosing and accounting for legal contingencies. We are involved in legal proceedings including two stockholder class action lawsuits relating to the merger, see note 12 to these consolidated financial statements. In cases brought against us we must assess the probability of an adverse decision. If we believe it probable that we will lose in our defense and we can reasonably estimate the loss, we accrue an estimate of the potential loss. Currently, we do not believe it is probable that we will lose the cases currently pending and, accordingly, have not accrued any amounts for legal settlements.
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
At December 31, 2004, we have nine stock-based employee compensation plans, which are described more fully in Note 6. We account for those plans under the recognition and measurement principles of APB 25 and related Interpretations. In accordance with APB 25 and FIN 44, we record no stock-based employee compensation cost in our net income because (1) all options granted under our stock option plans have an exercise price equal to the market value of the underlying common stock on the date of grant and (2) stock purchased through our Employee Stock Purchase Plan (“ESPP”) is priced at 85% of the fair market value of the stock on the first day of a two-year offering period or as of the end of each six month purchase segment of a two year offering period, whichever is lower. The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share data).

		Year Ended December 31,

		2004	2003	2002

Net Income	As Reported	$38,442	$23,251	$15,342
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(8,356)	(7,957)	(9,789)

Net Income	Pro Forma	$30,086	$15,294	$5,553

Basic Earnings Per Share	As Reported	$0.78	$0.47	$0.29
	Pro Forma	0.61	0.31	0.10
Diluted Earnings Per Share	As Reported	$0.76	$0.46	$0.29
	Pro Forma	0.59	0.31	0.10
For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Assumptions By Year Options
	Granted

	2004	2003	2002

Expected life of options (in years)	5.29	4.40	4.22
Expected life of ESPP rights (in years)	1.25	1.25	1.25
Volatility for options	71%	75%	79%
Volatility for ESPP rights	58%	60%	61%
Risk free interest rate for options	3.03%	2.50%	4.09%
Risk free interest rate for ESPP rights	1.87%	1.62%	1.72%
Dividend yield	0.0%	0.0%	0.0%
The weighted average fair value of options granted under our stock option plans during the years ended December 31, 2004, 2003 and 2002 was $12.23, $6.76 and $8.89, respectively. The weighted average fair value per share of options granted under the ESPP during the years ended December 31, 2004, 2003 and 2002 was $5.32, $3.76 and $3.92, respectively.
These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year.
New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” (“SFAS 151”). This standard amends ARB No. 43 to clarify the accounting for certain inventory costs. We will be required to implement the new pronouncement during 2006. We do not expect the adoption of this standard to have a material impact on our financial statements.
In December, 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment.” (“SFAS 123(R)”). This standard requires expensing of stock options and other share-based payments and supercedes the FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 1 to these consolidated financial statements. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the third quarter of fiscal 2005. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated operating results.
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“SFAS 109-1”). This Act introduces a special 9% tax deduction on qualified production activities. SFAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS 109 we do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position No. SFAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“SFAS 109-2”). This Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although SFAS 109-2 is effective immediately, we do not have material amounts of unremitted foreign earnings and do not expect the adoption of these new tax provisions to have a material impact on our consolidated financial position, results of operations or cash flows.
In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004 (see Note 3). We will evaluate the impact of EITF 03-1 once final guidance is issued.
Reclassifications. Certain reclassifications were made to prior year financial data to conform with current year presentation.

Note 2.	Segment Reporting
Segments. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief operating decision making group, in deciding how to allocate resources and in assessing performance. Our CEO is our chief operating decision maker. Our business is focused on one operating segment, products and procedures to improve people’s vision with laser vision correction. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.
Export Revenues. Export revenues accounted for 16%, 17%, and 23% of total revenues for the years ended December 31, 2004, 2003, and 2002, respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for any of the three years ended December 31, 2004. In the following table we have presented our export revenues by geographic region (in thousands):

	Year Ended December 31,

	2004	2003	2002

Europe	$6,710	$7,702	$7,990
Americas (excluding the United States)	3,625	3,915	3,058
Asia and Other	16,059	12,749	21,782

	$26,394	$24,366	$32,830

Substantially all of our long-term assets are located in the United States.
Major Customers. A significant portion of our revenues are derived from sales to TLC Vision Corporation (“TLC”). Sales to TLC and its operating subsidiaries accounted for 17%, 16%, and 14% of our total revenues in 2004, 2003 and 2002, respectively. TLC, accounted for 21%, 22%, and 22% of our total receivables at December 31, 2004, 2003 and 2002, respectively. Additionally, Taiwan Hwa-In Corporation accounted for 12% of our total receivables at December 31, 2004. No other customers accounted for 10% or more of sales or receivables during any of the three years ended December 31, 2004.

Note 3.	Short-Term Investment in Securities and Cash Equivalents
Short-term investments in securities and cash equivalents consisted of the following (in thousands):

	December 31, 2004			December 31, 2003

		Gross			Gross	Aggregate
	Amortized	Unrealized	Aggregate	Amortized	Unrealized	Fair
	Cost	(Loss)	Fair Value	Cost	Gain/(Loss)	Value

Short-Term Investments
(Available-for-Sale Securities)
US Treasury obligations and direct obligations of US Government agencies	$75,112	$(386)	$74,726	$14,287	$18	$14,305
Federal government sponsored enterprises’ securities	18,112	(71)	18,041	22,605	34	22,639
State & local governmental agency securities	3,698	(18)	3,680	4,906	(6)	4,900
Debt securities of corporations	27,546	(121)	27,425	19,253	84	19,337

	124,468	(596)	123,872	61,051	130	61,181
Cash Equivalents
Money Market	2,055	—	2,055	5,122	—	5,122
Corporate notes	3,300	—	3,300	4,001	—	4,001

	5,355	—	5,355	9,123	—	9,123

Total investments	$129,823	$(596)	$129,227	$70,174	$130	$70,304

All available-for-sale securities held at December 31, 2004 mature within three years of that date. Unrealized holding losses on available-for-sale securities are not significant at December 31, 2003.
We invest temporarily unused cash in short-term investments to earn interest income. The investments are debt securities issued by the types of organizations noted in the table above, mature within three years of purchase, and are rated at least “A” by nationally recognized credit quality rating organizations. Unrealized gains and losses arise from decreases and increases, respectively, in market interest rates from the date when the securities were purchased to December 31, 2004. We cannot predict the future direction of interest rates and therefore cannot estimate if these investments will be in an unrealized loss position in future reporting periods.

Note 4.	Patent and Technology Assets
In April 2003, we acquired technology, including patents and other assets associated with our WaveScan WaveFront System (“WaveScan System”) from 20/10 Perfect Vision Optische Gerate GmbH. We paid $5.9 million for this technology, which was previously licensed to us under an exclusive licensing agreement that is superseded by the acquisition. These assets are included in other assets and are being amortized to cost of system revenues to reflect either actual usage or a straight line charge based on their estimated useful life of five years, whichever is greater. Amortization expense for these assets for the three years ended December 31, 2004, 2003 and 2002 was $1.0 million, $1.9 million, and $0, respectively. Amortization of these assets on a straight line basis would be $1.2 million, $1.2 million, $0.6 million, $0 and $0 for each of the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Note 5.	Accrued Liabilities and Other Current Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31,

	2004	2003

Payroll and related accruals	$5,693	$5,190
Accrued warranty	1,136	1,779
Deposits and deferred revenue	13,653	9,487
Accrued sales and marketing expenses	4,839	2,895
Accrued taxes	12,286	14,445
Accrued legal expenses	1,408	301
Other	1,564	625

	$40,579	$34,722

Changes in the product warranty obligations for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Balance as of January 1,	$1,779	$1,963
New warranties	465	3,075
Payments	(1,108)	(3,259)

Balance as of December 31,	$1,136	$1,779

Note 6.	Stock Based Compensation Plans
We have two open stock option plans, the 2000 Stock Plan (the “2000 Plan”) and the 1995 Director Option and Stock Deferral Plan (the “Director Plan”), plus an Employee Stock Purchase Plan (the “Purchase Plan”). Only outside directors may be granted options under the Director Plan. In addition, we have six terminated stock option plans with options still outstanding.
Under the Purchase Plan, we may sell up to 2,000,000 shares of common stock to our eligible, full-time employees who do not own 5% or more of our outstanding common stock. Employees can allocate up to 10% of their wages to purchase our stock at 85% of the fair market value of the stock on the first day of a two-year offering period or as of the end of each six month purchase segment of a two year offering period, whichever is lower. We sold 167,000 shares, 141,000 shares, and 110,000 shares in 2004, 2003 and 2002, respectively, and 1,086,000 shares cumulatively through December 31, 2004 under the Purchase Plan. Accordingly, 914,000 shares were available for grant under the Purchase Plan at December 31, 2004.
As of December 31, 2004, we were authorized to grant options for up to 6,300,000 shares under the 2000 Plan and 775,000 shares under the Director Plan. Additionally, under both the 2000 Plan and the Director Plan, any forfeited options become available for re-grant. Through December 31, 2004, we have granted options on 4,734,475 shares and 612,612 shares, respectively, under these plans, and 1,816,532 shares and 207,388 shares, respectively, were available for grant under these plans at December 31, 2004. Under these plans the option exercise price equals the stock’s market price on the date of grant, options generally vest 25% one year after the date of grant and ratably thereafter over three years, and options expire ten years from the date of grant. Options outstanding under the six terminated stock option plans have generally the same eligibility and vesting terms as those described for the current plans, though no further options may be granted under these terminated plans.
A summary of the status of our stock option plans at December 31, 2004, 2003, and 2002 and changes during the years then ended is presented in the following tables (in thousands, except per share data).

	Year Ended December 31,

	2004		2003		2002

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
Activity	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price

Outstanding, start of year	9,000	$17.77	8,378	$18.30	8,465	$18.73
Granted	1,249	20.44	1,551	11.69	1,246	14.55
Exercised	(1,843)	11.03	(717)	9.87	(620)	6.27
Forfeited	(185)	19.48	(212)	21.00	(713)	27.27

Outstanding, end of year	8,221	19.65	9,000	17.77	8,378	18.30

Exercisable, end of year	5,624	21.23	6,009	19.92	5,341	18.94

Weighted average fair value per option granted	$12.23		$6.76		$8.89

	December 31, 2004

	Options Outstanding
				Options Exercisable
			Wtd. Avg.
		Wtd. Avg.	Years Left		Wtd. Avg.
Exercise Prices	Shares	Exercise Price	to Exercise	Shares	Exercise Price

$ 4.63 - $ 8.69	1,322	$7.40	5.86	730	$6.86
8.75 - 15.14	1,294	13.71	6.54	863	13.60
15.47 - 15.90	1,376	15.83	6.19	1,276	15.83
15.91 - 19.73	1,871	18.94	7.49	811	18.16
19.85 - 25.81	1,237	23.51	6.97	823	24.33
26.13 - 49.78	846	31.53	4.38	846	31.53
49.95 - 100.75	275	76.48	4.57	275	76.48

	8,221	19.65	6.37	5,624	21.23

Note 7.	Stockholders’ Equity
On April 4, 2001, our Board of Directors authorized a Stock Repurchase Program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.8 million shares cumulatively on the open market through December 31, 2004, at a total cost of $106.8 million. Accordingly, 2.2 million shares remain available as of December 31, 2004 for repurchase under the Board of Directors April 2001 authorization. On May 28, 2003, the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003. Under the terms of the Agreement and Plan of Merger with AMO, however we are precluded from repurchasing any of our outstanding common stock on the open market (see note 13 to these consolidated financial statements).

Note 8.	Income Taxes
The provision for income taxes is based upon income before income taxes as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Domestic	$61,582	$38,028	$24,404
Foreign	5	29	77

Income before provision for income taxes	$61,587	$38,057	$24,481

We account for income taxes using SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.
Our provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,

	204	203	202

Current:
Federal	$18,858	$11,444	$(230)
State	2,321	1,836	631

	21,179	13,280	401

Deferred, net
Federal	1,500	965	7,139
State	466	561	1,599

	1,966	1,526	8,738

Provision for income taxes	$23,145	$14,806	$9,139

We are entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. For calendar year 2004, the net deduction in tax payable arising from employees’ stock option activity is approximately $9.3 million.

Our provision for income taxes is comprised of the following elements, all expressed as a percentage of income before provision for income taxes.

	Year Ended December 31,

	204	203	202

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	5.9	5.2	5.1
R&D credit, foreign sales benefit, and other	(3.3)	(1.3)	(2.8)

Effective income tax rate	37.6%	38.9%	37.3%

Our effective tax rate decreased in 2004 from 2003 due primarily to a benefit of $2.2 million from the release of certain tax accruals related to differences between our original estimates of certain prior year income tax expenses and revisions based on the elimination of contingencies from prior year tax returns. This was offset by nondeductible merger related expenses of $3.1 million in the fourth quarter of 2004.
Our net deferred income tax assets were as follows (in thousands):

	December 31,

	2004	2003

Cumulative temporary differences
Allowance for doubtful receivables	$1,700	$1,800
Inventories	900	900
Warranty accrual	500	800
Accrued sales promotions and commissions	300	300
Deferred revenue	1,000	3,200
Patents and intangible assets	1,700	800
Other accrued liabilities	4,600	4,900

Net deferred income tax asset	$10,700	$12,700

We believe it is more likely than not that we will generate sufficient taxable income in the future to realize our deferred income tax assets. Therefore, we have not recorded a valuation allowance against our deferred income tax assets. However, given that the laser vision correction industry is subject to economic, market and technology change, we can provide no assurance that our expectation for future taxable income will be realized. Deferred tax assets of $1.3 million and $1.4 million were recorded as non-current at December 31, 2004 and 2003 respectively.

Note 9.	Commitments
We lease facilities and equipment under operating leases that expire through 2008. Our expense under these leases was $2,257,000, $2,007,000, and $1,910,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Our purchase commitments include contractual obligations to purchase inventory, supplies and capital equipment. Our future minimum payments under leases and purchase commitments with non-cancelable terms in excess of one year are as follows (in thousands).

	Operating Lease	Purchase
	Commitments	Commitments

Year Ended December 31, 2005	$2,181	6,273
2006	2,040	1,699
2007	1,984	—
2008	868	—
2009	52	—

Total minimum lease payments	$7,125	$7,972

Note 10.	Long-Term Receivables
In an effort to promote the growth of the laser vision correction industry and the use of VISX STAR Systems, in certain markets we provide long-term financing to customers for their purchase of VISX STAR Systems and Wavescan Systems. We consider a number of factors including industry practice, competition, and our evaluation of customers credit worthiness in determining when to offer such financing. We had approximately $7.6 million and $7.0 million of net receivables outstanding at December 31, 2004 and 2003, respectively, under long-term financing agreements. Revenue related to $3.3 million and $1.4 million of these receivables has been deferred at December 31, 2004 and 2003, respectively. Approximately $1.6 million and $2.6 million of these balances were due to be paid after one year, respectively, with the balance due within one year. We include the portion of receivables and long-term notes due to be paid within one year in accounts receivable and the remaining balance in long term deferred tax and other assets in the accompanying balance sheets. We defer the portion attributable to interest using a market rate of interest.

Note 11.	Related Parties
In August 2001, we signed a one-year research and development agreement with Medjet Inc. (“Medjet”) under which we provided funding to Medjet to pursue new ophthalmic technologies and products. In addition, we signed a merger agreement with Medjet that provided us with a one-year option, for which we paid $0.5 million, to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. During the third quarter of fiscal 2002, our agreements with Medjet were amended to provide us with up to an additional eleven months to acquire all outstanding Medjet common stock in a merger transaction for $2.00 per share in cash. The closing of the potential merger was subject to Medjet’s stockholder approval and to other customary conditions to closing. In August 2001, we also paid $1.3 million to purchase from a third party all outstanding shares of Medjet’s Series B Convertible Preferred Stock, which are entitled to votes equivalent to 1,040,000 shares of Medjet common stock and vote together with Medjet’s common stock. These shares owned by us represent 21% of Medjet’s voting stock. We account for this investment under the equity method prescribed by Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock”. In connection with these agreements, we also entered into a voting agreement with Dr. Eugene Gordon, founder of Medjet, under which Dr. Gordon agreed to vote all of his shares of common stock in favor of the merger, and agreed to sell all of his stock to us in the event that we offered to complete the merger. Additionally, we acquired warrants from Medjet to purchase 1,320,000 shares of Medjet common stock exercisable at $0.75 per share. We also acquired warrants from a third party to purchase 1,365,000 shares of Medjet common stock exercisable at $3.50 per share. The warrants expire during the second half of 2004. Under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the warrants are treated as derivatives and measured at fair value. At each balance sheet date, the warrants are remeasured at fair value and all gains and losses are recorded in the statements of operations. The carrying value of the warrants was approximately $0, $2,000, and $2,000 at December 31, 2004, 2003 and 2002, respectively.
Under our R&D agreement with Medjet, we paid approximately $2.0 million and $1.0 million to Medjet to fund research and development work they performed during 2002 and 2001, respectively. We expensed payments made to Medjet as research, development, and regulatory expense in our financial statements.
In November 2002, we terminated our merger and research and development agreements with Medjet. In accordance with these agreements, we paid Medjet termination fees of $250,000 in the fourth quarter of 2002. Under generally accepted accounting principles, we are required to review our investment in Medjet’s Series B Convertible Preferred Stock for losses that are other than temporary. We performed an impairment analysis as a result of the continued decline in market capitalization of Medjet common stock. As a result, we recorded an impairment charge equal to the carrying value of our investment of $1.3 million in 2002.

Note 12.	Litigation
In and prior to 2003, we were involved in litigation in the United States and elsewhere with one of our competitors, Nidek, relating to the parties’ respective patent rights and Nidek’s claims that our activities violated antitrust and unfair competition laws. On April 4, 2003, VISX and Nidek signed final agreements covering a global litigation settlement and a worldwide cross-license of certain of the parties’ respective patents. This settlement resulted in the dismissal of all litigation between the parties world wide, and involved a payment by us to Nidek of $9.0 million for the settlement of Nidek’s antitrust and unfair competition claims. The settlement amount of $9.0 million was accrued at December 31, 2002 and paid in full in 2003.
In or about October 2001, VISX terminated a Development and Supply Agreement between itself and Aculight Corporation. The Agreement requires that before any party may commence litigation for any controversy or claim arising under the Agreement, such claim must first be submitted to nonbinding mediation. The parties have exchanged correspondence concerning a claim by Aculight that it is owed approximately $1.9 million in cancellation fees by virtue of VISX’s termination of the Agreement. VISX denies that any amounts are owed because Aculight was in breach of certain obligations under the Agreement at the time of termination; Aculight contends that it did not breach any such obligations. Aculight demanded mediation of this dispute pursuant to the Agreement, and in January 2005, the parties scheduled mediation before Judicial Arbitration and Mediation Services (JAMS) for March 25, 2005. While it is not feasible to predict or determine with certainty the final outcome of the mediation, or any lawsuit filed by Aculight if the parties’ dispute is not resolved by mediation, we believe any such lawsuit would be without merit, and that the mediation or lawsuit would not be likely to give rise to any liability that would materially affect our financial condition or results of operations.
On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against VISX and the VISX board of directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452. On January 27, 2005, the court ordered the two cases consolidated under the Kinchy case. On January 28, 2005, William Kinchy filed an amended complaint that alleges, among other things, that the VISX board of directors and certain executive officers breached their fiduciary duties of loyalty and due care by approving the merger agreement and the merger contemplated by the merger agreement without undertaking sufficient efforts to obtain the best offer possible for stockholders. The complaint further alleges that the consideration to be paid in the merger is unfair and inadequate, and that the defendants breached their fiduciary duties of care, loyalty and candor to VISX’s public stockholders in connection with the merger. The complaint seeks an injunction prohibiting VISX from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs. While it is not feasible to predict or determine with certainty the final outcome of these lawsuits, we believe they are without merit, and are not likely to give rise to any liability that would materially affect our financial condition or results of operations.
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

Note 13.	Acquisition of VISX, Incorporated by Advanced Medical Optics, Inc.
On November 9, 2004 we entered into a definitive merger agreement with Advanced Medical Optics, Inc. (“AMO”). We and AMO are working to close the transaction in the second quarter of 2005. Our stockholders are expected to receive 0.552 of a share of AMO common stock and $3.50 in cash for each share of VISX common stock they own at the completion of the merger, but this mixture of AMO common stock and cash is subject to adjustment as more fully described below. Each of our stockholders would receive cash for any fractional share of AMO common stock that the stockholder would otherwise be entitled to receive in the merger after aggregating all fractional shares to be received by the stockholder.
The merger is expected to qualify as a “reorganization” under the Internal Revenue Code of 1986, as amended. If neither our nor AMO’s counsel is able to render an opinion at the completion of the merger that the merger qualifies as a “reorganization” (based on the mix of cash and stock consideration described above) within the meaning of Section 368(a) of the Internal Revenue Code, then the amount of the cash merger consideration will be reduced and the amount of the stock merger consideration will be increased, in each case to the minimum extent necessary to enable either counsel to render this opinion at the completion of the merger. Based on the number of shares of our common stock outstanding on November 8, 2004, this would occur if the trading price of AMO common stock on the closing date is below approximately $25.37.
Under circumstances specified in the merger agreement, either AMO or VISX may terminate the merger agreement. Subject to the limitations set forth in the merger agreement, the circumstances generally include the following: the other party consents to termination; the merger is not completed by June 30, 2005; a non-appealable final order of a court or other action of any governmental authority has the effect of permanently prohibiting completion of the merger; the required approval of the stockholders of each of AMO and VISX has not been obtained at its special meeting; the other party breaches its representations, warranties or covenants in the merger agreement such that its conditions to completion of the merger regarding representations, warranties or covenants would not be satisfied; the other party has not complied with the provisions of the merger agreement relating to non-solicitation and board recommendations; or if there is an increase in the stock portion of the merger consideration that would cause the total number of shares of AMO common stock to be issued by AMO in connection with the merger to constitute more than 44.9% of the outstanding shares of AMO common stock following the merger, which we currently estimate would occur if the trading price of AMO common stock falls below approximately $17.75, then the walk away right would be triggered. Additionally, if the merger is not completed under certain circumstances specified in the merger agreement, AMO or VISX may be required to pay the other expenses in the amount of $8 million or a break-up fee of $45 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
VISX, Incorporated:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that VISX, Incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VISX, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that VISX, Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, VISX, Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VISX, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Mountain View, California
March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
VISX, Incorporated:
We have audited the accompanying consolidated balance sheets of VISX, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VISX, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the three-year period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of internal control over financial reporting of VISX, Incorporated as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Mountain View, California
March 10, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further because of changes in conditions, the effectiveness of internal controls may vary over time.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
KPMG LLP, an independent registered public accounting firm, has issued an attestation report on our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. This report is included on page 52 herein.
PART III

Item 10.	Directors and Executive Officers of VISX
The names of the seven members of our Board of Directors, and certain information about them, are set forth below. The term of office of director will continue until the next Annual Meeting of Stockholders or until his or her successor has been elected and qualified. There are no family relationships among any of our directors or executive officers.

Elizabeth H. Dávila	Director Since 1995
Ms. Dávila, 60, joined the Company in 1995 and currently serves as Chairman of the Board of Directors and Chief Executive Officer. She was appointed Chairman of the Board in May 2001, and has served as Chief Executive Officer since February 2001. She also served as President from February 2001 to July 2003. She was President and Chief Operating Officer from February 1999 to February 2001, Executive Vice President and Chief Operating Officer from May 1995 to February 1999, and served as a director since December 1995. Prior to joining the Company, Ms. Dávila was at Syntex Corporation from 1977 to 1994 where she held senior management positions in its medical device, medical diagnostics, and pharmaceutical divisions. Ms. Dávila serves on the Board of Directors of Nugen Technologies, Inc. and Cholestech Corporation. She holds a masters degree in Chemistry from Notre Dame and an M.B.A. from Stanford University.

Laureen De Buono	Director Since 2003
Ms. De Buono, 47, has been a director of the Company since March 2003. She currently serves as Chief Financial Officer of Thermage, Incorporated, a private cosmetic dermatology company. From September 2001 to March 2003, she served as Executive Vice President and Chief Financial Officer of Critical Path. She acted as a management and financial consultant from November 2000 to September 2001 for various public and private companies. From November 1999 to October 2000, she served as Chief Financial and Operating Officer of More.com. From June 1998 to October 1999, she served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Resound Corporation. From 1992 to 1998, she held several executive and corporate-level positions at Nellcor Puritan Bennett, and served as Division and Corporate Counsel of the Clorox Company from 1987 to 1992. Ms. De Buono served as a director of INVIVO Corporation from February 1998 to January 2004, at which time the company was sold to Intermagnetics Group, Incorporated. She holds a J.D. from New York University, an M.A. from Stanford University, and a B.A. from Duke University.

Glendon E. French	Director Since 1995
Mr. French, 71, has been a director of the Company since May 1995. He served as Chairman and Chief Executive Officer of Imagyn Medical, Inc. from February 1992 until his retirement as Chief Executive Officer in December 1994. He continued to serve as Chairman of Imagyn until April 1995. From 1989 until he joined Imagyn in February 1992, Mr. French was Chairman, Chief Executive Officer and a director of Applied Immune Sciences, Inc. From 1982 to 1988, Mr. French was President of the Health and Education Services Sector of ARA Services, Inc., and from 1972 to 1982, he was President of American Critical Care (formerly a division of American Hospital Supply Corp., now known as Dupont Critical Care).

John W. Galiardo	Director Since 1996
Mr. Galiardo, 71, has been a director of the Company since May 1996. He served as Vice Chairman of the Board of Directors of Becton Dickinson & Company from 1994 until his retirement in December 1999. Prior to 1994, he served as Vice President and General Counsel of Becton Dickinson. Mr. Galiardo joined Becton Dickinson in 1977 and was responsible for the Law and Patent Departments, Medical Affairs, Corporate Regulatory and Quality Affairs, the Environment and Safety Departments, and Government, Investor, and Public Affairs. Prior to joining Becton Dickinson, Mr. Galiardo was Assistant General Counsel of E.R. Squibb & Sons, and before that he was associated with the law firm of Dewey, Ballantine, Bushby, Palmer & Wood in New York City. Mr. Galiardo is the past Chairman of the Health Industry Manufacturers Association.

Jay T. Holmes	Director Since 1999
Mr. Holmes, 62, has been a director of the Company since March 1999. He has been an attorney and business consultant since mid-1996. From 1981 until mid-1996, Mr. Holmes held several senior management positions at Bausch & Lomb Incorporated, the most recent being Executive Vice President and Chief Administrative Officer from 1995 to 1996 and Senior Vice President and Chief Administrative Officer from 1993 to 1995. From 1983 to 1993, Mr. Holmes was Senior Vice President, Corporate Affairs, and from 1981 to 1983 Vice President and General Counsel at Bausch & Lomb. Mr. Holmes was a member of the Board of Directors of Bausch & Lomb from 1986 until 1996. In 2004, he joined the board of OccuLogix, a company engaged in the treatment of age related macular degeneration. Mr. Holmes also serves on the Advisory Board of Directors of Rochester Gas and Electric.

Gary S. Petersmeyer	Director Since 2001
Mr. Petersmeyer, 58, has been a director of the Company since December 2001. From October 2001 to January 2002, he acted as a consultant to Pherin Pharmaceuticals Inc., where he previously served as President, Chief Operating Officer, and director from August 2000 to October 2001. From September 1999 to August 2000 he acted as a consultant to several companies, including Inamed Corporation, which was acquired by Collagen Corporation. From 1997 to 1999, Mr. Petersmeyer served as President, Chief Executive Officer and director of Collagen Aesthetics Inc. and from 1995 to 1997 as Chief Operating Officer and director of Collagen Corporation. From 1990 to 1995, Mr. Petersmeyer held several senior management positions at Syntex Corporation, including Vice President of Managed Health Care. Mr. Petersmeyer served as President, Chief Executive Officer, and director of Beta Phase Inc. from 1986 to 1990. From 1982 to 1986, Mr. Petersmeyer served as President of the Optics Division of CooperVision and as the General Manager of its Ophthalmic Products Division. From 1976 to 1982, Mr. Petersmeyer held a series of positions in corporate development, market research, and marketing for Syntex Corporation. Mr. Petersmeyer serves as a board member of Percutaneous

Systems, Incorporated. Mr. Petersmeyer also serves as an advisor to Eunoe Corporation, where he served as interim CEO in the fall of 2002, as an advisor to Roxro Pharmaceuticals Inc., and as Chairman of the Board for the Positive Coaching Alliance formed originally at Stanford University.

Richard B. Sayford	Director Since 1995
Mr. Sayford, 74, has been a director of the Company since May 1995. He has been President of Strategic Enterprises, Inc., a private business consulting firm specializing in providing services to high technology and venture firms, since 1979. He is a founding investor of MCI Communications Co., and served as a member of the Board of Directors of MCI from 1980 until 1998. He acted as Chairman of the Board of Directors of HCA/ HealthOne, L.L.C. until March 2004. Mr. Sayford is former President of Amdahl International, Ltd. and Corporate Vice President of Amdahl Corporation. He previously held various management positions with IBM Corporation.
For information regarding our executive officers, please refer to Part I, Item 4A of this report.
Board Committees
The Board of Directors has standing Audit, Compensation and Governance Committees, and has adopted a charter for each committee. These charters are posted at the “Investor Relations” section of our website at www.visx.com.
Audit Committee. In 2004, the Audit Committee consisted of directors DeBuono, French, Holmes, Galiardo and Sayford. Mr. French served as chairperson of the Audit Committee through May 2004 at which time Ms. DeBuono became the chairperson. The Audit Committee, among other things, oversees engagement of the Company’s independent auditors, reviews the arrangements for and scope of the audit by the Company’s independent auditors, and reviews and evaluates the Company’s accounting practices and its systems of internal accounting controls. The Audit Committee held ten meetings during 2004. The Board of Directors has determined that Ms. De Buono is qualified as an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act. The Board of Directors has further determined that Ms. De Buono has the requisite accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange.
Director Compensation
Non-employee directors receive an annual retainer ($30,000) that each non-employee director may elect to convert into options or deferred phantom stock, fees for each Board of Directors meeting the non-employee director attends ($2,000), fees for attendance at a Board of Directors meeting by telephone ($250) and for each committee meeting attended ($500). Non-employee chairpersons of each committee receive an additional $250 fee for each committee meeting attended except for the non-employee chairperson of the Audit Committee who, beginning in August 2004, receives an additional $500 fee for each Audit Committee meeting attended. Non-employee directors also receive a one-time grant of options to purchase 25,000 shares of the Company’s common stock upon initial election to the Board of Directors, and an automatic annual grant of options to purchase 10,000 shares of the Company’s common stock. In addition, non-employee directors are reimbursed for out-of-pocket travel expenses associated with their attendance at Board of Directors and committee meetings.
Employment Arrangements and Change of Control Severance Agreements
We have entered into Change of Control Severance Agreements (the “Severance Agreements”) with each of the named officers included below in the Summary Compensation Table in Item 11 (the “Named Officers”). The Severance Agreements provide, among other things, that if a Named Officer’s employment is terminated other than for cause within two years after a change of control of the Company, the Named Officer is entitled to receive a lump sum severance payment equal to three times the Named Officer’s annual base salary and bonus. In addition, pursuant to the terms of the documents governing the grants of options under the Company’s option plans, all outstanding unvested options as of the date of a change of control, including options held by the Named Officers, become fully vested and exercisable upon the occurrence of a change of control. If our pending merger with Advanced Medical Optics, Inc. is consummated, any Named Officer terminated other than for cause within the subsequent two year period would be entitled to the benefits afforded under their respective Severance Agreement.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than ten percent of the Company’s common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of the Company’s common stock with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.
Based solely on a review of the copies of reporting forms furnished to the Company, we believe all of its directors and executive officers complied during fiscal 2004 with the reporting requirements of Section 16(a), except for Alan F. Russell, Ph.D, who, as a result of an administrative error on the part of the Company, filed reports on July 6 and July 8, 2004, that did not reference the correct stock option grant. Amended forms that identified the correct option grants were filed on July 19, 2004.
Compensation Committee Interlocks and Insider Participation
The Company’s Compensation Committee currently consists of directors De Buono, French, Galiardo, Holmes and Sayford, none of whom are employed by the Company. There were no compensation committee interlocks or other relationships during 2004 between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.
Code of Business Conduct and Ethics
In 2004 we adopted a Code of Business Conduct and Ethics that incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. In addition, the Code of Business Conduct and Ethics incorporates VISX’s guidelines pertaining to topics such as conflicts of interest, insider trading and workplace environment.
The full text of our Code of Business Conduct and Ethics is available at our Internet web site at www.visx.com under the “Investor Relations” section. A copy will be provided at no-charge to any stockholder who requests one.

Item 11.	Executive Compensation
Summary Compensation Table. The following table summarizes the total compensation earned by or paid to the Chief Executive Officer and the four other most highly compensated executive officers having total cash compensation for 2004 in excess of $100,000 (collectively, the “Named Officers”) for services rendered to the Company during each of the last three fiscal years.

				Long-Term
				Compensation
				Awards
		Annual Compensation
				Number of Shares	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Underlying Options	Compensation(3)

Elizabeth H. Dávila	2004	$454,000	$363,000	175,000	$10,064
Chairman of the Board and	2003	453,000	364,000	225,000	9,414
Chief Executive Officer	2002	420,000	336,000	225,000	9,456
Douglas H. Post	2004	$315,000	$221,000	75,000	$8,515
President and Chief	2003	287,000	215,000	200,000	9,414
Operating Officer	2002	250,000	125,000	62,500	9,385
John F. Runkel, Jr.	2004	$270,000	$116,000	72,500	$8,228
Senior Vice President of Business	2003	270,000	150,000	37,500	9,383
Development, General Counsel	2002	250,000	100,000	30,000	9,385
Carol F.H. Harner	2004	$250,000	$107,000	18,500	$10,064
Senior Vice President,	2003	240,000	105,000	80,000	9,324
Research and Development	2002	218,000	88,000	30,000	9,289
Derek A. Bertocci(4)	2004	$234,000	$108,000	65,000	$8,515
Senior Vice President	2003	208,000	94,000	37,500	8,061
and Chief Financial Officer	2002	192,000	77,000	37,500	8,040

(1)	No compensation is paid to officers of the Company for services rendered as directors.

(2)	Includes bonuses earned in the designated year but paid the following year.

(3)	Includes premiums paid by the Company for Group Term Life Insurance and, for fiscal year 2002, the Company’s contribution of $7,500 under its 401(k) Plan matching program; for fiscal year 2003, the Company’s contribution of $7,500 under its 401(k) Plan matching program; and, for fiscal year 2004, the Company’s contribution of $7,687.50 under its 401(k) Plan matching program.

(4)	Mr. Bertocci was promoted to Senior Vice President and Chief Financial Officer effective March 1, 2004.
Option Grants in Last Fiscal Year. The table below provides details regarding stock options granted to the Named Officers in 2004, and the potential realizable value of those options. The values do not take into account risk factors such as non-transferability and limits on exercisability. In assessing these values it should be kept in mind that no matter what theoretical value is placed on a stock option on the date of grant, its ultimate value will depend on the market value of the Company’s stock at a future date.

		Percent of
	Number of	Total
	Shares	Options
	Underlying	Granted to	Exercise
	Options	Employees in	Price per	Expiration	Grant Date
Name	Granted(1)	Fiscal Year	Share	Date	Present Value(2)

Elizabeth H. Dávila	175,000	14.3%	$19.73	02/11/2014	$2,151,032.80
Douglas H. Post	75,000	6.1%	19.73	02/11/2014	921,870.95
John F. Runkel, Jr.	37,500	3.1%	19.73	02/11/2014	460,936.39
John F. Runkel, Jr.(3)	35,000	2.9%	19.85	08/19/2014	424,531.78
Carol F.H. Harner	18,500	1.5%	19.73	02/11/2014	227,395.13
Derek A. Bertocci	65,000	5.3%	19.73	02/11/2014	798,956.05

(1)	Options granted in 2004 have a ten-year term and vest 25% on the first anniversary of the grant date, and ratably thereafter at the rate of 1/48 of the total grant per month for three years. The exercisability of the options is automatically accelerated upon a change in control of the Company.

(2)	The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standards No. 123. The following weighted average assumptions were used to value stock options granted in 2004: risk-free interest rate of 3.03%, expected volatility of 71%, no expected dividends, and an expected life of 5.29 years beyond the vesting date for each year’s vesting increment of an option.

(3)	Mr. Runkel was promoted to Senior Vice President of Business Development and General Counsel effective August 19, 2004.
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table provides information with respect to option exercises in 2004 by the Named Officers and the value of such officers’ unexercised options as of December 31, 2004. The values for “in-the-money” options represent the spread between the exercise price of any such existing stock options and the year-end price of the Company’s common stock.

			Number of Shares		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
	Shares		Options at Fiscal Year-End		Fiscal Year-End(2)
	Acquired on	Value
Name	Exercise	Realized(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Elizabeth H. Dávila	320,000	$4,817,257.57	1,490,211	409,897	$12,736,969.97	$4,463,848.90
Douglas H. Post	70,000	1,042,166.09	251,436	220,523	1,890,397.43	1,552,377.15
John F. Runkel, Jr.	39,500	449,208.55	24,406	103,594	285,187.81	926,304.46
Carol F.H. Harner	0	0	126,555	79,126	528,112.67	685,750.75
Derek A. Bertocci	60,000	930,572.71	231,914	98,907	1,663,189.19	911,775.45

(1)	Market value of underlying shares at the exercise date minus the exercise price.

(2)	Value of unexercised options is based on the price of the last reported sale of the Company’s common stock on the New York Stock Exchange of $25.87 per share on December 31, 2004 (the last trading day for fiscal 2004), minus the exercise price.
EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (excluding
	Outstanding Options,	Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a))

Equity compensation plans approved by security holders(1)	6,944,778	$20.92	2,023,920
Equity compensation plans not approved by security holders(2)	1,276,427	$12.74	0
Total(3)	8,221,205	$19.65	2,023,920

(1)	These plans include the 1995 Director Option and Stock Deferral Plan, the 2000 Stock Plan and the Performance Incentive Plan.

(2)	The 2001 Nonstatutory Stock Option Plan (the “2001 Stock Plan ‘”) was adopted by the Company’s Board of Directors on January 23, 2001. The 2001 Stock Plan permitted the grant of nonstatutory stock options to employees and consultants who were not officers of the Company. Options granted under the 2001 Stock Plan generally had a term of 10 years and vested over a period of four years following the date of grant. The Board of Directors, or a committee appointed by the Board of Directors, administer the 2001 Stock Plan. The Board of Directors could amend or terminate the 2001 Stock Plan at any time, but any such action that adversely affected any option then outstanding under the 2001 Stock Plan required the consent of the holder of the option. On the date of the Company’s 2003 Annual Meeting of Stockholders, the 2001 Stock Plan was terminated for purposes of making additional grants.

(3)	Included in these amounts are stock options that remain outstanding and that were granted under five terminated stock option plans.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of March 1, 2005 by (1) each person known to the Company to own more than 5% of the issued and outstanding common stock, (2) each of the Company’s directors, (3) each of the Named Officers, and (4) all directors, nominees and officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

	Common		Approximate
	Stock		Percent
	Beneficially		Beneficially
Beneficial Owner	Owned		Owned

Barclays Global Investors, NA	3,662,708	(1)	7.3%
45 Fremont Street
San Francisco, CA 94105
Derek A. Bertocci	289,019	(2)	†
Elizabeth H. Dávila	1,652,606	(3)	3.3%
Laureen De Buono	28,437	(4)	†
Glendon E. French	52,250	(5)	†
John W. Galiardo	106,862	(6)	†
Carol F.H. Harner	143,951	(7)	†
Jay T. Holmes	124,730	(8)	†
Gary S. Petersmeyer	38,900	(9)	†
Douglas H. Post	310,251	(10)	†
John F. Runkel, Jr.	45,610	(11)	†
Richard B. Sayford	59,050	(12)	†
All directors and officers as a group (16 persons)	3,206,158	(13)	6.4%

†	Represents less than 1% of the Company’s outstanding common stock.

(1)	Includes 2,634,101 shares owned by Global Investors, NA, 765,007 shares owned by Barclays Global Fund Advisors, 138,100 shares owned by Barclays Global Investors, Ltd., and 25,500 shares owned by Barclays Capital Securities Limited. The number of shares beneficially owned is as of December 31, 2004, pursuant to a Schedule 13G filed by Barclays Global Investors, NA with the SEC on February 14, 2005.

(2)	Mr. Bertocci’s total includes options to purchase 258,995 shares that will be exercisable by April 30, 2005.

(3)	Ms. Dávila’s total includes options to purchase 1,621,461 shares that will be exercisable by April 30, 2005.

(4)	Ms. De Buono’s total includes options to purchase 28,437 shares that will be exercisable by April 30, 2005.

(5)	Mr. French’s total includes options to purchase 52,250 shares that will be exercisable by April 30, 2005.

(6)	Mr. Galiardo’s total includes options to purchase 102,862 shares that will be exercisable by April 30, 2005.

(7)	Dr. Harner’s total includes options to purchase 142,781 shares that will be exercisable by April 30, 2005.

(8)	Mr. Holmes’ total includes options to purchase 121,250 shares that will be exercisable by April 30, 2005.

(9)	Mr. Petersmeyer’s total includes options to purchase 31,543 shares that will be exercisable by April 30, 2005.

(10)	Mr. Post’s total includes options to purchase 297,478 shares that will be exercisable by April 30, 2005.

(11)	Mr. Runkel’s total includes options to purchase 42,217 shares that will be exercisable by April 30, 2005.

(12)	Mr. Sayford’s total includes options to purchase 58,250 shares that will be exercisable by April 30, 2005.

(13)	The total includes options to purchase an aggregate of 3,087,508 shares held by non-employee directors and officers that will be exercisable by April 30, 2005.

Item 13.	Certain Relationships and Related Transactions
In July 2004 we entered into an agreement with Donald L. Fagen, our Vice President of Global Sales, pursuant to which we paid Mr. Fagen a lump sum relocation bonus of $150,000 on July 16, 2004, and agreed to make retention bonus payments to Mr. Fagen in an aggregate amount of $150,000 over a period of five years.
Additionally, certain of our directors and executive officers have interests relating to or arising out of the agreement and plan of merger, dated as of November 9, 2004, as amended, by and among the Company, Advanced Medical Optics, Inc., or AMO, and Vault Merger Corporation, a wholly owned subsidiary of AMO. The merger agreement provides for the merger of Vault Merger Corporation with and into the Company, with the Company surviving as a wholly owned subsidiary of AMO. The merger remains subject to the approval of the stockholders of both the Company and AMO. The interests of our directors and executive officers described below are contingent upon completion of the merger.

•	Indemnification; Directors’ and Officers’ Insurance. Under the merger agreement, AMO agreed that, for a period of six years following completion of the merger, the indemnification obligations, including those in favor of our directors and executive officers, set forth in the Company’s certificate of incorporation and bylaws and any Company indemnification agreements, including those between the Company and its directors and executive officers, will survive. In addition, for a period of six years from the completion of the merger, AMO will cause our existing policy of directors’ and officers’ and fiduciary liability insurance to be maintained, subject to certain limitations.

•	Executive Officer Severance Payments and Stock Option Acceleration. In addition to the Severance Agreements with the Named Officers described above, the Company has also entered into Severance Agreements with the following executive officers: Donald L. Fagen; Theresa A. Johnson; Catherine E. Murphy; Alan F. Russell, Ph.D.; and Joaquin V. Wolff. The Severance Agreements provide, among other things, that if the executive officer’s employment is terminated other than for cause within two years after a change of control of the Company, the executive officer is entitled to receive a lump sum severance payment equal to three times the executive officer’s annual base salary and bonus. If the merger with AMO is consummated, any executive officer terminated other than for cause within the subsequent two year period would be entitled to the benefits afforded under their respective Severance Agreement.

Item 14.	Principal Accountant Fees and Services
Fees billed to the Company by its Auditors during 2004

•	Audit Fees:
Audit fees billed to the Company by KPMG LLP during 2004 for review of the Company’s annual financial statements and those financial statements included in the Company’s quarterly reports on Form 10-Q totaled $761,000.

•	Audit-Related Fees:
Fees billed to the Company by KPMG LLP during 2004 for audit-related services rendered to the Company totaled $8,000.

•	Tax Fees:
Fees billed to the Company by KPMG LLP during 2004 for tax services totaled $449,000. This amount consists of $445,000 for tax compliance services and $4,000 for tax consulting services.

•	All Other Fees:
The Company did not engage KPMG LLP to provide any other services to the Company during 2004.
The Audit Committee has considered whether the non-audit services provided by KPMG LLP are compatible with maintaining the independence of KPMG LLP and has concluded that the independence of KPMG LLP is maintained and is not compromised by the services provided. In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by KPMG LLP. During fiscal year 2004, all of the services were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The following consolidated financial statements of VISX, Incorporated and its subsidiaries are found in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004:
(a)(2) Financial Statement Schedules. The following financial statement schedule is filed as part of this report:
Schedule II — Valuation and Qualifying Accounts
(a)(3) Exhibits The Exhibits filed or furnished as a part of this Report are listed in the Index to Exhibits.
(b) Reports on Form 8-K. VISX filed or furnished reports on Form 8-K during the last quarter of the period covered by this report, as follows:

(1) Report on Form 8-K furnished on October 22, 2004 under Item 12 (results of operations and financial condition) covering VISX’s third quarter 2004 financial results.

(2) Report on Form 8-K filed on November 10, 2004, covering the agreement and plan of merger with AMO.

(3) Report on Form 8-K filed on November 18, 2004, covering various corporate matters and the AMO merger litigation.

(4) Report on Form 8-K filed on December 6, 2004, covering an amendment to the agreement and plan of merger with AMO.

(5) Report on Form 8-K filed on December 15, 2004, covering the approval of CustomVue Hyperopia by the United States Food and Drug Administration.
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
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance	Charged to		Balance
	at Start	Costs and		at End
Description	of Period	Expenses	Deductions	of Period

Year Ended December 31, 2002
• Allowances for doubtful accounts	4,567	1,397	3,401	2,563
Year Ended December 31, 2003
• Allowances for doubtful accounts	2,563	1,686	54	4,195
Year Ended December 31, 2004
• Allowances for doubtful accounts	4,195	234	534	3,895

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISX, INCORPORATED
a Delaware corporation

By:	/s/Elizabeth H. Dávila

Elizabeth H. Dávila
Chief Executive Officer
Date: March 9, 2005
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

Signature	Title	Date

Principal Executive Officer:

/s/ Elizabeth H. Dávila Elizabeth H. Dávila	Chairman of the Board and Chief Executive Officer	March 9, 2005

Principal Financial Officer:
/s/ Derek A. Bertocci Derek A. Bertocci	Senior Vice President, Chief Financial Officer (principal financial officer)	March 9, 2005

Principal Accounting Officer:
/s/ Martyn J. Webster Martyn J. Webster	Controller (principal accounting officer)	March 9, 2005

Directors:
/s/ Laureen De Buono Laureen De Buono	Director	March 8, 2005
/s/ Glendon E. French Glendon E. French	Director	March 8, 2005

Signature	Title	Date

/s/ John W. Galiardo John W. Galiardo	Director	March 8, 2005
/s/ Jay T. Holmes Jay T. Holmes	Director	March 8, 2005
/s/ Gary Petersmeyer Gary Petersmeyer	Director	March 8, 2005
/s/ Richard B. Sayford Richard B. Sayford	Director	March 8, 2005

INDEX TO EXHIBITS
[Item 14(c)]

Exhibit
Number		Description

2	.1*	Agreement and Plan of Merger by and among Advanced Medical Optics, Inc., Vault Merger Corporation, and VISX, Incorporated, dated November 9, 2004, (previously filed as Exhibit 2.1 to Current Report on Form 8-K filed on November 10, 2004)
2	.2*	Amendment No. 1, dated December 3, 2004, to the Agreement and Plan of Merger by and among Advanced Medical Optics, Inc., Vault Merger Corporation and VISX, Incorporated, dated November 9, 2004 (previously filed as Exhibit 2.1 to Current Report on Form 8-K filed on December 6, 2005)
3	.1*	Amended and Restated Certificate of Incorporation (previously filed as Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
3	.2*	Amended and Restated Bylaws as revised through December 12, 2001 (previously filed as Exhibit 3.1 to Current Report on Form 8-K dated December 21, 2001)
3	.3*	Amendment to Amended and Restated Certificate of Incorporation, effective as of June 4, 1999 (previously filed as Exhibit 3.1 to Current Report on Form 8-K filed on November 18, 2004)
4	.1*	Reference is made to Exhibits 3.1, 3.2 and 3.3
4	.2*	Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
4	.3*	Rights Agreement dated August 3, 2000 between VISX, Incorporated and Fleet National Bank, as Rights Agent (previously filed as Exhibit 4.1 to Current Report on Form 8-K filed on August 4, 2000)
4	.4*	Amendment to the Rights Agreement, dated as of April 25, 2001, between VISX, Incorporated and Fleet National Bank, as Rights Agent (previously filed as Exhibit 4.2 to Current Report on Form 8-K filed on May 1, 2001)
4	.5*	Amendment No. 2 to the Rights Agreement, dated as of May 15, 2003, between VISX, Incorporated and EquiServe Trust Company, N.A., as successor Rights Agent to Fleet Bank (previously filed as Exhibit 4.3 to Current Report on Form 8-K filed on May 16, 2003)
4	.6*	Third Amendment to the Rights Agreement, dated as of November 9, 2004, between VISX, Incorporated and EquiServe Trust Company, N.A., as Rights Agent (previously filed as Exhibit 4.1 to Current Report on Form 8-K filed on November 10, 2004)
10	.1*	Stock Option Plan (previously filed as Exhibit 10(E) to Form S-1 Registration Statement No. 33-23844)
10	.2*	1990 Stock Option Plan (previously filed as Exhibit 10.39 to Annual Report on Form 10-K, File No. 1-10694, for the fiscal year ended December 31, 1990)
10	.3*	Agreement dated as of January 1, 1992, between International Business Machines Corporation and the Company (previously filed as Exhibit 10.34 to Amendment No. 1 to Form S-1 Registration Statement No. 33-46311)
10	.4*	Formation Agreement dated June 3, 1992, among Summit Technology, Inc., VISX, Incorporated, Summit Partner, Inc., and VISX Partner, Inc. (previously filed as Exhibit 10.1 to Current Report on Form 8-K dated June 3, 1992)
10	.5*	General Partnership Agreement of Pillar Point Partners dated June 3, 1992, between VISX Partner, Inc. and Summit Partner, Inc. (previously filed as Exhibit 10.2 to Current Report on Form 8-K dated June 3, 1992)
10	.6*	License-back to VISX Agreement dated June 3, 1992, between Pillar Point Partners and the Company (previously filed as Exhibit 10.3 to Current Report on Form 8-K dated June 3, 1992)
10	.7*	Lease dated July 16, 1992, as amended October 2, 1992, between the Company and Sobrato Interests, a California limited partnership (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1992)
10	.8*	1993 Flexible Stock Incentive Plan (previously filed as Exhibit 10.28 to Annual Report on Form 10-K dated March 30, 1993)
10	.9*	1993 Employee Stock Purchase Plan (previously filed as Exhibit 10.29 to Annual Report on Form 10-K dated March 30, 1993)
10	.10*	Form of Subscription Agreement (previously filed as Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 1994)

Exhibit
Number		Description

10	.11*†	Agreement effective as of November 20, 1995, among the Company, Alcon Laboratories, Inc., and Alcon Pharmaceuticals, Ltd. (previously filed as Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 1995)
10	.12*	Agreement and Stipulation of Settlement filed on November 20, 1995, in the Superior Court for the County of Santa Clara (previously filed as Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 1995)
10	.13*	Second Amendment to Lease dated March 8, 1996, between the Company and Sobrato Interests, a California limited partnership (previously filed as Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 1995)
10	.14*	1995 Stock Plan (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	.15*	1995 Director Option Plan (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	.16*	1996 Supplemental Stock Plan (previously filed as Exhibit 10.3 to Form S-8 Registration Statement No. 333-23999)
10	.17*†	Settlement Agreement dated June 17, 1997 (previously filed as Exhibit 99.1 to Current Report on Form 8-K dated June 17, 1997)
10	.18*†	Settlement and Dissolution Agreement dated June 4, 1998 (previously filed as Exhibit 99.1 to Current Report on Form 8-K filed June 23, 1998 and Current Report on Form 8-K/A filed July 28, 1999)
10	.19*	2000 Stock Plan (previously filed as Exhibit 10.20 to Annual Report on Form 10-K for the year ended December 31, 2000)
10	.20*	2001 Nonstatutory Stock Option Plan (previously filed as Exhibit 10.2 to Registration Statement on Form S-8 (No. 333-57524) filed on March 23, 2001)
21.1		Subsidiaries
23.1		Independent Auditors’ Consent
24.1		Power of Attorney (see page 64)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer

*	Previously filed.

†	Confidential Treatment has been requested and granted for certain portions of this exhibit.