Form 10-Q
period 2005-03-31
VISX INC
filed 2005-05-09
CIK 837991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Total number of shares of common stock outstanding as of April 22, 2005: 50,103,985.

VISX, INCORPORATED

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Interim Financial Statements

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$17,353	$14,536
Short-term investments	143,084	123,872
Accounts receivable, net of allowance for doubtful accounts of $1,902 and $3,895 respectively	34,965	31,584
Inventories	13,211	14,255
Deferred tax assets and prepaid expenses	21,568	22,219

Total current assets	230,181	206,466

Property and Equipment, net	3,784	3,990
Long-Term Deferred Tax and Other Assets	11,733	12,367

Total Assets	$245,698	$222,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,537	$3,588
Accrued liabilities and other current liabilities	44,277	40,579

Total current liabilities	50,814	44,167

Stockholders’ Equity:
Common stock: $.01 par value, 180,000,000 shares authorized; 64,990,089 shares issued at March 31, 2005 and December 31, 2004, respectively	650	650
Additional paid-in capital	199,951	200,209
Treasury stock, at cost 14,936,136 and 15,066,708 shares, at March 31, 2005 and December 31, 2004 respectively	(240,395)	(242,496)
Accumulated other comprehensive loss	(361)	(67)
Retained earnings	235,039	220,360

Total stockholders’ equity	194,884	178,656

Total Liabilities and Stockholders’ Equity	$245,698	$222,823

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2005	2004
	(unaudited)
Revenues:
License and other revenues	$37,647	$32,487
System revenues	7,668	6,076
Service and parts revenues	6,024	5,242

Total revenues	51,339	43,805

Costs and Expenses:
Cost of license and other revenues	1,123	980
Cost of system revenues	7,154	5,291
Cost of service and parts revenues	4,262	3,598
Selling, general and administrative	10,510	9,757
Research, development and regulatory	5,172	5,044

Total costs and expenses	28,221	24,670

Income From Operations	23,118	19,135

Interest and other income	890	328

Income Before Provision For Income Taxes	24,008	19,463
Provision for income taxes	9,329	7,707

Net Income	$14,679	$11,756

Earnings Per Share:
Basic	$0.29	$0.24

Diluted	$0.28	$0.23

Shares Used For Earnings Per Share:
Basic	50,007	48,672

Diluted	51,749	50,433

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$14,679	$11,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,033	2,186
Provision for doubtful accounts receivable	234	85
Increase (decrease) in cash flows from changes in operating assets and liabilities:
Accounts receivable	(3,620)	(293)
Inventories	(1,575)	(1,319)
Deferred tax assets and prepaid expenses	(111)	4,272
Long-term deferred tax and other assets	493	985
Accounts payable	2,949	162
Accrued liabilities and other current liabilities	3,691	2,945

Net cash provided by operating activities	20,773	20,779

Cash flows from investing activities:
Capital expenditures	(313)	(540)
Purchases of available for sale securities	(24,650)	(18,094)
Proceeds from maturities of available for sale securities	5,181	2,705

Net cash used in investing activities	(19,782)	(15,929)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,843	2,476
Repurchases of common stock	—	(8,118)

Net cash provided by (used in) financing activities	1,843	(5,642)

Effect of exchange rate changes on cash and cash equivalents	(17)	8

Net increase (decrease) in cash and cash equivalents	2,817	(784)
Cash and cash equivalents, beginning of period	14,536	24,895

Cash and cash equivalents, end of period	$17,353	$24,111

Supplemental Cash Flow Information:
Cash paid for income taxes	$1,637	$959

Non-cash investing activities:
Inventory transferred to deferred costs under operating leases	$2,612	$1,203

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VISX, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. Significant Accounting Policies

Basis of Presentation. We prepared our Condensed Consolidated Interim Financial Statements in conformity with Securities and Exchange Commission rules and regulations. Accordingly, we condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States. Please read our 2004 Annual Report on Form 10-K to gain a more complete understanding of these interim financial statements.

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

	Three Months Ended
	March 31,
	2005	2004
Net income	$14,679	$11,756

Basic earnings per share
Net income	$14,679	$11,756
Weighted average common shares outstanding	50,007	48,672

Basic Earnings Per Share	$0.29	$0.24

Diluted earnings per share
Net income	$14,679	$11,756

Weighted average common shares outstanding	50,007	48,672
Dilutive potential common shares from stock options	1,742	1,761

Weighted average common shares and dilutive potential common shares	51,749	50,433

Diluted Earnings Per Share	$0.28	$0.23

Options to purchase 1,622,258 and 2,172,000 shares with a weighted average exercise price of $37.37 and $33.80, during the three-month periods ended March 31, 2005 and 2004, respectively, were excluded from the computation of diluted EPS because the options’ exercise prices were greater than the average market price of our common stock during these periods and would have been anti-dilutive.

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

		Three Months Ended
		March 31,
		2005	2004
Net Income	As Reported	$14,679	$11,756
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,437)	(1,947)
Net Income	Pro Forma	$13,242	$9,809

Basic Earnings Per Share	As Reported	$0.29	$0.24
	Pro Forma	0.26	0.20
Diluted Earnings Per Share	As Reported	$0.28	$0.23
	Pro Forma	0.26	0.20

For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Options granted in
	the three months ended
	March 31,
	2005	2004
Expected life of options (in years)	—	5.36
Expected life of ESPP rights (in years)	1.25	1.25
Volatility for options	—	72%
Volatility for ESPP rights	54%	59%
Risk free interest rate for options	—	2.86%
Risk free interest rate for ESPP rights	2.61%	1.71%
Dividend yield	—	0.0%

Under the terms of the merger agreement with Advanced Medical Optics, Inc. (“AMO”), we are precluded from granting stock options to our employees or to other parties. Accordingly, there were no options granted under our stock option plans during the three month period ended March 31, 2005. The weighted average fair value of options granted under our stock option plans during the three month period ended March 31, 2004 was $12.34. The weighted average fair value per share of options granted under the ESPP during the three month periods ended March 31, 2005 and 2004 was $9.31 and $4.30, respectively.

These pro forma amounts may not be representative of the effects on net income in future years following our adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) as options vest over several years and additional awards are generally made each year.

2. Segment Reporting

Segments. Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” (“SFAS No. 131”) established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or chief operating decision making group, in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is our chief operating decision maker. Our business is focused on one operating segment, products and procedures to improve people’s vision with laser vision correction. All of our revenues and profits are generated through the sale, licensing, and service of products for this one segment.

Export Revenues. Export revenues accounted for 17% and 14% of total revenues for the three month periods ended March 31, 2005 and 2004 respectively. We did not generate export revenues to any country that equaled or exceeded 10% of our total revenues for either of the three month periods ended March 31, 2005 and 2004. In the following table we have presented our export revenues by geographic region (in thousands):

	Three months ended
	March 31,
	2005	2004
	(Unaudited)
Europe	$2,119	$1,980
Americas (excluding the United States)	827	895
Asia and Other	5,975	3,140

	$8,921	$6,015

Substantially all of our long-term assets are located in the United States.

Major Customers. A significant portion of our revenues is derived from sales to TLC Vision Corporation (“TLC”). Sales to TLC and its operating subsidiaries accounted for 16% and 20% of total revenues in the first quarter of 2005 and 2004, respectively. TLC accounted for 23% and 21% of our total receivables at March 31, 2005 and December 31, 2004, respectively. Additionally, Taiwan Hwa-In Corporation, one of our Asian distributors, accounted for 10% and 12% of our total receivables at March 31, 2005 and December 31, 2004, respectively.

3. Inventories

Components of inventories are as follows (in thousands):

	March 31,	December 31,
	2005	2004
	(Unaudited)
Raw materials and subassemblies	$8,786	$9,113
Work-in-process	2,281	2,723
Finished goods	2,144	2,419

	$13,211	$14,255

4. Comprehensive Income

We report components of comprehensive income in our annual consolidated statements of stockholders’ equity. Components of comprehensive income (unaudited, in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$14,679	$11,756

Other comprehensive income (net of tax effects) Increase (decrease) in accumulated unrealized holding gains on available-for-sale securities	(257)	58
Change in accumulated foreign currency translation adjustment	(37)	11

Comprehensive income	$14,385	$11,825

5. Warranty Obligations

Changes in product warranty obligations for the periods ended March 31, 2005 and 2004 are as follows (unaudited, in thousands):

	Three Months Ended
	March 31,
	2005	2004
Balance as of the beginning of the period	$1,136	$1,779
Expense accrued (recoveries recognized)	454	(14)
Cost of services provided	(550)	(419)
Balance as of the end of the period	$1,040	$1,346

6. Stockholders’ Equity

On April 4, 2001, our Board of Directors authorized a stock repurchase program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.8 million shares on the open market cumulatively through March 31, 2005, at a total cost of $106.8 million. Accordingly, 2.2 million shares remain available as of March 31, 2005 for repurchase under the Board of Directors’ April 2001 authorization. On May 28, 2003, the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. Under the terms of the merger agreement with AMO, we are precluded from repurchasing any of our outstanding common stock on the open market. Accordingly, we did not repurchase any of our common stock in the three month period ended March 31, 2005.

7. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R). This standard requires expensing of stock options and other share-based payments and supercedes the FASB’s earlier rule (the original SFAS 123) that allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 1 to these condensed consolidated interim financial statements. In April 2005, the SEC approved a new rule to delay the effective date of SFAS 123(R) to annual periods that commence after June 15, 2005. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the first quarter of fiscal 2006. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption of SFAS 123(R) to have a significant adverse impact on our consolidated operating results.

8. Litigation

On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against VISX and the VISX Board of Directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452. On January 27, 2005, the court ordered the two cases consolidated under the Kinchy case. On January 28, 2005, William Kinchy filed an amended complaint that alleges, among other things, that the VISX Board of Directors and certain executive officers breached their fiduciary duties of loyalty and due care by approving the merger agreement with AMO and the merger contemplated by the merger agreement without undertaking sufficient efforts to obtain the best offer possible for stockholders. The complaint further alleges that the consideration to be paid in the merger is unfair and inadequate, and that the defendants breached their fiduciary duties of care, loyalty and candor to VISX’s public stockholders in connection with the merger. The complaint seeks an injunction prohibiting VISX from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs.

On March 14, 2005, we reached an agreement in principle with plaintiff’s counsel pursuant to which plaintiff will release the defendants, as well as AMO and certain VISX agents and affiliates, from all claims that have been brought or could have been brought under state or federal law arising out of or relating to the merger. The settlement agreement remains subject to approval by the Superior Court of the State of California for the County of Santa Clara, which is not expected to be obtained prior to the completion of the merger. Under the agreement in principle, we agreed to make certain additional disclosures that have been included in the joint proxy statement/prospectus. In addition, we have agreed that we will not oppose a fee application by plaintiff’s counsel of up to $500,000. As of March 31, 2005 we have recorded all costs that we expect to incur in connection with the proposed settlement. The settlement does not contemplate any changes to the merger agreement or the merger.

In or about October 2001, we terminated a Development and Supply Agreement with Aculight Corporation (the “Agreement”). The Agreement requires that before any party may commence litigation for any controversy or claim arising under the Agreement, such claim must first be submitted to nonbinding mediation. Aculight has corresponded with us concerning a claim that it is owed approximately $1.9 million in cancellation fees by virtue of our termination of the Agreement. We deny that any amounts are owed because Aculight was in breach of certain obligations under the Agreement at the time of termination; Aculight contends that it did not breach any such obligations. Aculight demanded mediation of this dispute pursuant to the Agreement, and in January 2005, we scheduled mediation before Judicial Arbitration and Mediation Services (JAMS) for March 25, 2005. This mediation is currently ongoing with no agreement having yet been reached. While it is not feasible to predict or determine with certainty the final outcome of the mediation, or any lawsuit filed by Aculight if the parties’ dispute is not resolved by mediation, we believe any such lawsuit would be without merit, and that the mediation or lawsuit would not be likely to give rise to any liability that would materially affect our financial condition or results of operations.

We are involved in various other legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, contract disputes and other matters. Based on currently available information, we believe we have meritorious defenses to these actions and that resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements including, but not limited to: our belief that we will begin shipment of Iris Registration in the second quarter of 2005; our belief that our CustomVue procedure represents a new standard in laser vision correction; our belief that ongoing technical advances (including our CustomVue procedure) have the potential to improve a person’s vision beyond that which can be obtained with contact lenses or glasses and may increase market acceptance of and demand for laser vision correction surgery; our belief that we have the largest installed base of laser vision correction systems in place worldwide and that we have approximately 60% market share for procedures performed in the United States; our belief that acceleration of the market’s acceptance of, and conversion to, our CustomVue procedure, or an increase in the laser vision correction market in general, or our ability to maintain or gain market share, offers the potential for growth in our license revenue; our plan to continue to generate cash from our ongoing business in 2005; our belief that we will continue to investigate areas where we can expand our presence in the refractive surgery market; our belief there will not be a near-term change in our level of capital expenditures; our belief that increased acceptance of laser vision correction by both doctors and patients is essential for our continued growth; our belief that ongoing technical advances will increase the demand for laser vision correction surgery; our belief that approvals for additional types and ranges of refractive disorders from the FDA will expand the potential for growth in procedures, CustomVue adoption and license revenue; our belief that a decline in economic conditions in the United States could result in a decline in the number of laser vision correction procedures performed; our belief that our revenue and profit for 2005 will improve compared to 2004; our belief that operating expenses for 2005 will increase compared to 2004; our target of increasing operating margins to in excess of 40% of revenues; our expectation that we will continue to generate cash from operations; our belief that adoption of our CustomVue procedure in the United States increased due to ongoing improved market acceptance of CustomVue and because of recently obtained FDA approvals for certain CustomVue procedures; our belief that procedure growth resulted from improved consumer confidence and increased interest in laser vision correction surgery; our belief that license and other revenues will be lower during the remainder of 2005 as compared to the first quarter of 2005; our belief that our license revenue will continue to improve in 2005 as compared to 2004; our belief that the lack of long-term follow-up studies, media coverage of selected unfavorable outcomes, and economic uncertainties may impact interest in laser vision correction; our belief that there will be no significant growth in laser system revenues in 2005 and that the sale of WaveScan Systems will be less than in 2004; our belief that service revenues will be lower during the remainder of 2005 as compared to the first quarter of 2005; our belief that our gross margins on license and other revenues will be approximately the same in 2005; our belief that operations will generate cash in 2005 at a level equal to or greater than in 2004; our belief that cash from operations will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months; our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable; our belief that we do not expect either our methodology or the accuracy of our estimates with regard to our inventory to change significantly in the future; and our belief that the planned merger with AMO will be consummated and our expectation that it will close in the second quarter of 2005; however these outcomes cannot be predicted with certainty. Forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Please see the section of this Report entitled “Risk Factors” for a more thorough description of the risks that our business faces. Moreover, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We do not undertake any obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

On November 9, 2004, VISX, Incorporated (“VISX”) entered into a definitive merger agreement with Advanced Medical Optics, Inc. (“AMO”). On May 26, 2005, the stockholders of VISX and AMO are scheduled to vote on the proposed merger. Our stockholders are expected to receive 0.552 of a share of AMO common stock and $3.50 in cash for each share of VISX common stock they own at the completion of the merger, but this mixture of AMO common stock and cash is subject to adjustment as more fully described below. Each of our stockholders would receive cash for any fractional share of AMO common stock that the stockholder would otherwise be entitled to receive in the merger after aggregating all fractional shares to be received by the stockholder. Nonetheless, we continue to manage our business separately and our discussions in this Management Discussion and Analysis of Financial Condition and Results of Operations are presented for VISX as a stand-alone entity.

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

In the event of any such adjustment, the overall economic value of the merger consideration issuable and payable for each share of our common stock in the merger as of the closing date will still be calculated based on the trading price of AMO common stock at the closing and therefore will not change. In other words, if an adjustment is made to the mix of cash and stock consideration, the total value of the stock consideration and the cash consideration after any adjustment will still be calculated on the closing date and will be equal to the total value of the stock consideration and the cash consideration prior to the adjustment, but the specific amounts of stock and cash consideration would change. AMO and VISX will not know, however, whether any such adjustment is necessary until immediately prior to the completion of the merger. Subject to stockholder approvals, which we and AMO are in the process of seeking, and other customary closing conditions, we expect the transaction to close in the second quarter of 2005. We believe the planned merger will be consummated, however the outcome cannot be predicted with certainty.

In connection with the proposed merger, AMO has filed a registration statement with the SEC. The definitive joint proxy statement/prospectus included therein was mailed to all holders of our stock on or about April 27, 2005 and contains important information about VISX, AMO and the proposed merger, risks relating to the merger and the combined company, and related matters. We urge all of our stockholders to read the definitive joint proxy statement/prospectus prior to their vote scheduled on May 26, 2005.

Overview

VISX a Delaware corporation organized in 1988, is a worldwide leader in the design and development of proprietary technologies and systems for laser vision correction. Our primary operations are in Santa Clara, CA.

Our products require approval by the Food and Drug Administration (“FDA”) in the United States and comparable regulatory agency approvals in other countries. Our approvals in the United States and key markets worldwide for laser vision correction cover most types of refractive vision disorders including:

•	Nearsightedness;

•	Farsightedness; and

•	Astigmatism.

In certain key international markets, our CustomVue procedure is also approved for all of these refractive vision disorders. We obtained FDA approval for our CustomVue procedure for nearsightedness and astigmatism in May 2003 and for CustomVue farsightedness and astigmatism in December 2004. In March 2005, we obtained FDA approval for our CustomVue procedure for mixed astigmatism and for our Iris Registration technology upgrade (“Iris Registration”). Iris Registration is the first fully automated method of aligning and registering wavefront corrections for CustomVue procedure and is designed to replace the current means of registration, which involves manual marking of the eye to assess rotational movement. We expect to begin shipment in the United States of Iris Registration in the second quarter of 2005.

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

We believe our CustomVue procedure, which requires use of a VISX Wavescan Wavefront ® System (“WaveScan System”), represents a new standard in laser vision correction. It enables doctors to identify, measure, and correct imperfections in a patient’s eye more precisely than ever before, thus creating the potential for patients to experience better vision than is possible with glasses or contact lenses.

We believe we have the largest installed base of laser vision correction systems, with over 1400 VISX STAR Systems in place worldwide. Market Scope, a refractive surgery market research group, estimated in their most recent report (December 2004) that VISX is the leader in the worldwide market with approximately 30% of worldwide laser placements and that we had approximately 60% market share for procedures performed in the United States in 2004 and have held at least this share since 1997.

Licensing revenues for procedures comprise the majority of our revenue and profit and are predominantly derived from license fees from our United States customers. This has been especially true in recent years as the laser vision correction market has matured and the demand for new hardware systems and upgrades to those systems has declined. Licensing revenues grew 16% in the three month period ended March 31, 2005 compared with the corresponding period in 2004 and generated approximately 97% gross margin on each procedure sale and greater than 90% of our total gross profit. We evaluate this aspect of our business by tracking the following:

•	Trends in procedures sales; and

•	Market share for ourselves and our competitors.

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

We manage our expenses closely and plan to continue to generate cash from our ongoing business operations in 2005. Historically, our primary non-operating use of cash has been to repurchase shares of our common stock. We will also continue to investigate areas where we can expand our presence in the refractive surgery market. This could result in using cash for the acquisition of technology or a company, however, under the terms of the merger agreement with AMO, we are precluded from acquiring a company or authorizing capital expenditures in excess of certain levels. Our capital expenditures have been in the range of $2.2 million to $2.8 million per year in the past five years. We do not expect a near-term change in this level of expenditures. At the conclusion of the merger, certain one time expenses will be incurred that are described in the joint registration statement filed by AMO. We have no long term debt.

Looking to the remainder of 2005, our business is highly leveraged on procedure volume and the conversion to CustomVue procedures. A number of factors, the most material of which are set forth below, could impact our success in 2005 and beyond. Progress on any of these fronts offers the potential for growth in our license revenue:

•	Demand for our CustomVue procedure. Our CustomVue procedure generates more than double the revenue of our standard procedure and any increase in the conversion to CustomVue directly improves our profits. Clinical data shows that our CustomVue procedure produces superior vision quality compared to standard LASIK eye surgery and results in greater patient satisfaction with night vision.

•	Market acceptance of laser vision correction. Increased acceptance of laser vision correction by both doctors and patients in the United States and key international markets is essential for our continued growth. Laser vision correction has penetrated approximately 6% of the eligible United States population, and our profitability and continued growth will be largely dependent on increasing levels of market acceptance and procedure growth. We believe ongoing technical advances, such as our Iris Registration technology, the WaveScan Fourier algorithm, and CustomVue procedure, that enhance the quality of patients’ vision will increase the demand for laser vision correction surgery.

•	Our ability to obtain additional FDA approvals. We continue to expand the list of FDA approved indications that can be treated by our products. As we receive approvals for additional types and ranges of refractive disorders from the FDA, the pool of eligible laser vision correction candidates increases, thereby expanding the potential for growth in procedures, CustomVue adoption and license revenue.

•	Our competition. Competition in the laser vision correction market is intense which creates pricing pressure on our products. Additionally, most of our competitors have greater resources and a broader market presence. As a result, the competition to obtain procedure market share is intense.

•	The United States economy. We have always charged a license fee for procedures sold in the United States. Therefore, it remains our most significant market for license revenue. As such, economic conditions in the United States impact our license revenue more than global economic conditions. Industry analysts have tracked procedure volume in the United States against economic indicators such as consumer confidence. They have noted a correlation between consumer confidence and the number of laser vision correction procedures performed per quarter. A decline in economic conditions in the United States could result in a decline in the number of laser vision correction procedures performed.

We believe our revenue and profit in 2005 will improve compared to 2004 as a result of various factors, including higher CustomVue adoption and growth in the laser vision correction market in the United States. For 2005, we anticipate that operating expenses will increase compared to 2004 with a target of increasing our operating margins to in excess of 40% of revenues. We expect to continue to generate cash from operations.

Results of Operations

	Three Months Ended March 31,
($000’s)	2005	2004	Change
License and other revenues	$37,647	$32,487	16%
Percent of total revenues	73.3%	74.2%
System revenues	7,668	6,076	26%
Percent of total revenues	15.0%	13.9%
Service and parts revenues	6,024	5,242	15%
Percent of total revenues	11.7%	11.9%
Total revenues	$51,339	$43,805	17%

          License and Other Revenues

License and other revenues relates to:

•	License fees charged on a per procedure basis for access to the proprietary software contained in the VISX STAR System that enables the user to perform procedures covered by our patents;

•	The selling price for the physical card used to deliver access to the proprietary software contained in the VISX STAR System; and

•	Other fees from third parties who have licensed our technology.

License and other revenues increased 16%, or $5.2 million, in the first quarter of 2005 compared with 2004, reflecting increased conversion by our United States customers from our standard procedure to our CustomVue procedure, as well as growth of our procedure volume in the United States. We believe adoption of our CustomVue procedure in the United States increased in the first quarter of 2005 due to ongoing improved market acceptance of CustomVue and because of an increase in the number of patients eligible for CustomVue due to FDA approval for CustomVue hyperopia in the fourth quarter of 2004. Our standard procedure price has remained the same since prior to 2002. We believe the increase in procedure volume was due to improved consumer economic conditions and improvements in our technology. Historically, procedure volume has been highest in the first quarter, therefore we expect license and other revenues to be lower during the remainder of 2005.

We believe that our license and other revenues will improve in 2005 as compared to 2004 based on the following projected factors:

•	Increases in demand for CustomVue procedures;

•	FDA approval of new CustomVue procedures; and

•	Growth in the United States laser vision correction market.

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

System revenues increased by $1.6 million due to an increase in the number of VISX STAR Systems shipped and also due to increased recognition of revenue from systems shipped in 2004 under operating lease arrangements. Under operating lease arrangements revenue is generally recognized over the term of the agreement. WaveScan System sales in the first quarter of 2005 decreased as compared to 2004 as at least 80% of our United States customers had one or more WaveScan Systems by the end of 2004.

The market for laser systems remains competitive. To respond to aggressive promotional offers by our competitors we earned lower average revenue per system on laser sales in the first quarter of 2005 as compared to 2004.

In the remainder of 2005, we believe there will be no significant growth in revenues from laser system revenues and that the sale of WaveScan Systems will be less than in 2004, since most of our customers have already purchased a WaveScan System. We expect to begin shipments of Iris Registration late in the second quarter of 2005 and expect an increase in upgrade revenue as compared to 2004.

          Service and parts revenues

Service revenues relate to the provision of repair and maintenance services under various types of arrangements. Spare parts revenues arise from the shipment of parts to customers.

Service and parts revenues increased 15%, or $0.8 million, in the first quarter of 2005 compared with 2004 primarily due to the increase in procedure volumes and the resultant higher revenues derived from customers who purchased service on a per procedure basis and additional service contracts from WaveScan systems coming off of warranty coverage. Per procedure service contracts allow customers to pay a fixed, predetermined fee for ongoing maintenance services. This fixed fee is negotiated in advance of the commencement of the service contract. Whenever the customer purchases a procedure, in addition to the charges for the physical card and license fees, a service fee is also charged for ongoing maintenance. Pricing of per procedure service contracts was unchanged in the first quarter of 2005 compared with 2004. We consider each successive 30 day period after contract initiation as a service period. The start date for per procedure service contracts vary by customers across the month. As an approximation based on our knowledge of our customers’ business, half of the per procedure service contracts have a start date in the first half of the month and half in the second half of the month. We recognize half of the per procedure service revenue in the month the treatment cards for the procedures are shipped and the other half in the subsequent month. Service revenues from per procedure service contracts are generally lower than those from fixed annual service contracts. Historically, procedure volume has been highest in the first quarter, therefore we expect service revenues to be lower in the remaining quarters of 2005.

	Three Months Ended March 31,
($000’s)	2005	2004	Change
Cost of license and other revenues	1,123	980	15%
Percent of related revenues	3.0%	3.0%
Cost of system revenues	7,154	5,291	35%
Percent of related revenues	93.3%	87.1%
Cost of service and parts revenues	4,262	3,598	18%
Percent of related revenues	70.8%	68.6%
Selling, general and administrative	10,510	9,757	8%
Percent of total revenues	20.5%	22.3%
Research, develop. and regulatory	5,172	5,044	3%
Percent of total revenues	10.1%	11.5%

          Cost of license and other revenues

Cost of license and other revenues increased in the first quarter of 2005 from the comparable period of the prior year due to the corresponding increase in license and other revenues. We anticipate that our margins will be approximately the same for the remainder of 2005.

          Cost of system revenues

Cost of system revenues increased approximately $1.9 million, in the first quarter of 2005 from the comparable period of the prior year. Sales of VISX Star Systems increased and the overall gross profit margin decreased as the competitive pricing pressure for excimer lasers reduced the average system selling price with no corresponding reduction in average system cost. Our gross profit margin on system revenues decreased in 2005 from 2004 primarily due to increased warranty expense.

          Cost of service and parts revenues

Cost of service and parts revenues increased approximately $0.7 million in the first quarter of 2005 from the comparable period of the prior year. The increase was due to a larger installed base of products in the United States. The gross margin on these revenues was relatively consistent year over year.

          Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by approximately $0.8 million to $10.5 million in the first quarter of 2005 compared with the corresponding period of 2004. The change reflects primarily the following items:

•	Legal expenses increased $0.7 million primarily due to the fees incurred in the first quarter of 2005 for the pending merger with AMO;

•	Marketing costs increased $0.6 million primarily due to continued training and promotion of our CustomVue procedure and promotion of Iris Registration; and

•	Lower incentive compensation of $0.6 million.

          Research and Development and Regulatory Expenses

Our research and development and regulatory expenses increased by approximately $0.1 million in the first quarter of 2005 compared to the corresponding period of 2004. We continue to focus on next generation technologies and developments for laser vision correction, including:

•	System advancements;

•	New methods for correcting vision disorders including new CustomVue correction procedures (such as hyperopia and high myopia); and

•	Continued research and clinical trials for treatment of presbyopia.

          Interest and Other Income

Interest income increased in the first quarter of 2005 from the comparable period of 2004 as a result of:

•	Higher average cash balances due to continued operating profitability; and

•	Higher average yields on our portfolio of cash and investments compared to the first quarter of 2004 due to market increases in interest rates.

          Income Tax Provision

Our effective tax rate of 38.9% in the first quarter of 2005 was slightly lower than our effective tax rate of 39.6% in 2004. The tax rate was lower in 2005 due primarily to the following items:

•	Certain tax matters were concluded that enabled us to ensure that previously estimated tax reserves were no longer required; and

•	No tax benefit was recorded for the approximately $650,000 in merger-related expenses.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments (“cash”) and working capital were as follows (in thousands):

	March 31,	December 31,
	2005	2004
	(Unaudited)
Cash, cash equivalents and short-term investments	$160,437	$138,408
Working capital	179,367	162,299
Stockholders’ equity	194,884	178,656

Our cash, cash equivalents, and short-term investments consist principally of money market funds, and bonds issued by the United States government, United States government agencies, federal government sponsored enterprises, state and local government agencies, and corporations. All of our short-term investments are classified as “available-for-sale” under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The securities are carried at fair market value with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Gains and losses are recognized when realized in the consolidated statements of operations.

Cash, cash equivalents and short-term investments were $160.4 million at March 31, 2005, an increase of $22.0 million compared with December 31, 2004. This was impacted principally by:

•	Positive cash flow from operating activities of $20.8 million; and

•	Proceeds from issuance of common stock related to employee participation in employee stock programs generating $1.8 million.

Operating activities generated $20.8 million in cash in the first quarters of 2005 and 2004. In the first quarter of 2005, we:

•	Generated $18.9 million of cash from net income plus non-cash related expenses;

•	Used cash to increase inventory by $1.6 million primarily to support the increase in sales of systems under rental or operating leases. The costs of systems shipped to customers under rental or operating agreements are transferred from inventory to prepaid expenses and long term other assets. This transfer is reflected in the supplemental cash flow information section of our consolidated statements of cash flows;

•	Used cash to fund an increase in accounts receivable of $3.6 million due primarily to higher sales levels in the first quarter of 2005;

•	Increased accrued and other current liabilities by $3.7 million due primarily to increased deferred revenue associated with operating and rental lease arrangements; and

•	Increased accounts payable by $2.9 million due to timing of cash payments to our suppliers.

Net cash used by investing activities was $19.8 million in the first quarter of 2005, up from $15.9 million used in the corresponding period of 2004. The principal movements in cash used in investing activities were due to the investment in, and maturity of, short-term investments.

Cash provided by financing activities was $1.8 million in the first quarter of 2005, compared to $5.6 million used in the corresponding period of 2004. Cash received upon the issuance of stock under employee stock programs were $1.8 million and $2.5 million in the first quarter of 2005 and 2004, respectively. Cash used to repurchase common stock was zero in the first quarter of 2005, compared to $8.1 million used in 2004.

On April 4, 2001, our Board of Directors authorized a stock repurchase program under which up to 10 million shares of VISX common stock may be repurchased. In accordance with this authorization and applicable securities laws, we have repurchased 7.8 million shares on the open market cumulatively through March 31, 2005, at a total cost of $106.8 million. Accordingly, 2.2 million shares remain available as of March 31, 2005 for repurchase under the Board of Directors’ April 2001 authorization. On May 28, 2003, the Board of Directors authorized the repurchase of an additional 3.5 million shares of VISX stock at a total cost of $63.0 million, all of which were purchased during the quarter ended June 30, 2003. Before repurchasing shares we consider a number of factors including market conditions, the market price of the stock, and the number of shares needed for employee benefit plans. Under the terms of the merger agreement with AMO, we are precluded from repurchasing any of our outstanding common stock on the open market. Accordingly, we did not repurchase any of our common stock in the three month period ended March 31, 2005.

Purchases of short-term investments represent reinvestment into short-term investments of the proceeds from short-term investments that matured and investment of cash and cash equivalents. As of March 31, 2005, we did not have any borrowings outstanding, nor any credit agreements.

Our standard credit terms granted to customers are net 30 to 60 days. In an effort to promote the growth of the laser vision correction industry and the use of VISX STAR Systems and WaveScan Systems, we provide long-term financing to customers for their purchase of our equipment in certain markets. We consider a number of factors including industry practice, competition, and our evaluation of customers’ credit worthiness in determining when to offer such financing. DVI, which provided equipment purchase financing to our customers, entered into Chapter 11 bankruptcy proceedings in August 2003, and as a result, we recorded bad debt expense in 2003 to increase our reserve for doubtful accounts to cover any remaining exposure on the $2.3 million of accounts receivables then outstanding from DVI. This amount was written off against the reserve in the first quarter of 2005.

We believe our operations will generate cash in 2005 at a level equal to or greater than in 2004. We believe this will exceed cash required to fund our working capital and capital equipment needs during the coming twelve months. In addition, we have $160.4 million in cash, cash equivalents, and short-term investments as of March 31, 2005 to provide for unforeseen contingencies.

In May 2002, we entered into an exclusive worldwide license agreement for a portfolio of patents held by Luis Ruiz, MD, relating to the treatment of presbyopia with multifocal ablations. We also signed an agreement with Tracey Technologies, LLC for rights to Tracey’s ray tracing technology for use in customized laser vision correction treatments. If clinical and regulatory milestones specified in both agreements are achieved, we will be committed to make additional payments of approximately $2.0 million in the aggregate in connection with these two agreements. If in the future either of these technologies are used in the performance of procedures using our equipment, we would be obligated to pay per procedure royalties.

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

Accounts Receivable

At the end of each accounting period, we estimate the reserve necessary for accounts receivables that will ultimately not be collected from customers. To develop this estimate, we review all receivables and identify those accounts with problems. For these problem accounts, we estimate individual, specific reserves based on our analysis of the payment history, operations and finances of each account. For all other accounts, we review historical bad debt trends, general and industry specific economic trends, customer concentrations, and current payment patterns to estimate the reserve necessary to provide for payment defaults that cannot be specifically identified but can be expected with reasonable probability to occur in the future. We face two particular challenges in estimating these reserves: concentration of credit with certain large customers and the potential for significant change in the overall health of the national economies in the markets we serve. Unexpected deterioration in the health of either a large customer or a national economy could lead to a material adverse impact on the collectibility of our accounts receivable and our future operating results. Our allowance for doubtful accounts at March 31, 2005 and December 31, 2004 as a percentage of gross accounts receivable was 5.2% and 11.0%, respectively. At March 31, 2005, a one-percentage point deviation in our allowance for doubtful accounts as a percentage of accounts receivable would have resulted in an increase or decrease in expense of approximately $0.4 million.

Inventories

Adjustments to the carrying value of inventory for excess and obsolete items are based, in part, on our estimate of demand over the following 6 months. This estimate, though based on our historical experience and consideration of other relevant factors, such as the current economic climate, is subject to some uncertainty. Amounts charged to income for excess and obsolete inventory for the quarters ending March 31, 2005 and 2004, respectively as a percentage of total revenues in those periods, were all less than 1%. To date, our estimates have been materially accurate and subject to any major changes in our business model, our operating environment or the economy, and taking consideration of the ongoing development of our technology, we do not expect either our methodology or the accuracy of our estimates to change significantly in the future.

Legal Contingencies

At the end of each accounting period, we review all outstanding legal matters. If we believe it is probable that we will incur a loss as a result of the resolution of a legal matter and we can reasonably estimate the amount of the loss, we accrue our best estimate of the potential loss. It is very difficult to predict the future results of complex legal matters, although historically, the amounts we have paid out have been materially similar to the amounts that we have accrued. New developments in legal matters can cause changes in previous estimates and result in significant changes in loss accruals. Current litigation is discussed in Note 8 to these condensed consolidated interim financial statements. We could, in the future, be subject to litigation claims that could cause us to incur significant expenses and put our business, financial position, and results of operations at material risk.

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

In addition, if the merger is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including: we would not realize the benefits we expect to receive by being part of a combined company with AMO, as well as the potentially enhanced financial and competitive position we believe would result from being part of the combined company; the diversion of management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may detract from our ability to grow revenues and minimize costs and lead to a loss of market position that we could be unable to regain; the market price of our shares of common stock may decline to the extent the current market price of those shares reflects a market assumption that the merger will be completed; under certain circumstances we could be required to pay AMO a $45 million termination fee; and we must pay the costs related to the merger, such as legal and accounting fees and a portion of the investment banking fees.

In connection with the proposed merger, AMO has filed a registration statement with the SEC. The definitive joint proxy statement/prospectus included therein was mailed to all holders of our stock on or about April 27, 2005 and contains important information about VISX, AMO and the proposed merger, risks relating to the merger and the combined company, and related matters. We urge all of our stockholders to read the definitive joint proxy statement/prospectus prior to their vote scheduled on May 26, 2005.

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

Additionally, noncompliance with applicable United States regulatory requirements can result in fines, injunctions, penalties, mandatory recalls or seizures, suspensions of production, denial or withdrawal of pre-marketing approvals, recommendations by the FDA against governmental contracts and criminal prosecution. The FDA also has authority to request repair, replacement, or the refund of the cost of any device we manufacture or distributes. Regulatory authorities outside of the United States may impose similar sanctions for noncompliance with applicable regulatory requirements.

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

The medical device and ophthalmic laser industries are subject to intense competition and technological change. Not only does laser vision correction compete with more traditional vision correction options such as eyeglasses and contact lenses, it also competes with other technologies and surgical techniques such as intraocular lenses and surgery using different types of lasers. In addition, the market for laser vision correction systems has become increasingly competitive in recent years as a result of FDA approval of several laser systems. The VISX STAR™ Excimer Laser System competes with products marketed or under development by other laser and medical equipment manufacturers, many of which have greater financial and other resources. Competitors may offer laser systems at a lower price, may price their laser systems as part of a bundle of products or services, may lower the prices they charge for procedures, may develop procedures that involve a lower per procedure cost, or may offer products perceived as preferable to the VISX STAR™ Excimer Laser System. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures, for the conditions targeted by us, which therapies could be more medically effective and less expensive than laser vision correction, and could potentially render laser vision correction obsolete. Any such developments could result in reductions in the quantity or average prices of products sold by us and which could have a material adverse effect on our business, financial position and results of operations.

Additionally, Market Scope estimated that as at December 31, 2004 we were the leader in the United States procedures market with a market share of approximately 60%. Because of this position, all of our competitors target us and our market share in order to grow their own revenues. We can give no assurance that we will be able to maintain or grow our existing market share and we may, in fact, be required to incur considerable expenditures in order to maintain or increase that market share. Should our procedure market share decline, it could have a material adverse effect on our business, financial position, and results of operations as well as the market price of our common stock.

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

A significant portion of our revenues is derived from sales to TLC Vision Corporation, or TLC. Sales to TLC accounted for 16% and 20% of our total revenues for the three months ended March 31, 2005 and 2004 respectively. TLC accounted for 23% and 21% of our total receivables at March 31, 2005 and December 31, 2004. Additionally, Taiwan Hwa-In Corporation accounted for 10% and 12% of our total receivables at March 31, 2005 and December 31, 2004. Should we lose a significant customer or if anticipated sales to a significant customer do not materialize, our business, financial position and results of operations may suffer. In addition, should a significant customer become unable to pay balances owed, we would have to increase our charges for bad debt expense, which could have a material adverse effect on our business, financial position and results of operations.

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

We have in the past, and may again in the future, become subject to product liability claims. We could be liable for injuries or damage resulting from use of the VISX STAR™ Excimer Laser System or WaveScan System. In addition, a claim that an injury resulted from a defect in any of our products, even if successfully defended, could damage our reputation. Product liability claims in excess of our insurance coverage against product liability risks associated with the testing, manufacturing, and marketing of its products could have a material adverse effect on our business, financial position, and results of operations.

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

Sales to customers outside the United States represented 17% and 14% of our total revenues during the three months ended March 31, 2005 and 2004, respectively. To date, all of our sales have been denominated in United States dollars. Our international presence exposes it to risks, including:

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

On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against us and our board of directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452 and subsequently consolidated under the Kinchy case. The Kinchy amended complaint seeks an injunction prohibiting us from consummating the merger with AMO and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs.

On March 14, 2005, VISX reached an agreement in principle with plaintiff’s counsel pursuant to which plaintiff will release the defendants, as well as AMO and certain VISX agents and affiliates, from all claims that have been brought or could have been brought under state or federal law arising out of or relating to the merger. The settlement agreement remains subject to approval by the Superior Court of the State of California for the County of Santa Clara, which is not expected to be obtained prior to the completion of the merger. Under the agreement in principle, VISX agreed to make certain additional disclosures that have been included in the joint proxy statement/prospectus. In addition, VISX has agreed that it will not oppose a fee application by plaintiff’s counsel of up to $500,000. The settlement does not contemplate any changes to the merger agreement or the merger.

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

We have relationships with third party financing entities that purchase our products directly and subsequently lease and/or sell these products to our end-user customers, or provide financing directly to customers who purchase products directly from us. Should any third party financing entity or entities fail or refuse to pay us in a timely manner or at all, it could negatively affect our cash flows and could have a material adverse effect on our business, financial position and results of operations. In fact, DVI, which provided equipment purchase financing to our customers, entered into Chapter 11 bankruptcy proceedings in August 2003, and as a result, we recorded bad debt expense to increase our reserve for doubtful accounts to cover any remaining exposure on the $2.3 million of accounts receivables then outstanding from DVI. This amount was written off against the reserve in the first quarter of 2005.

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

The manufacture of the VISX STAR™ Excimer Laser System and WaveScan System is a complex operation involving numerous procedures. We depend on single and limited sources for several key components. If any of these suppliers were to cease providing components, we would be required to locate and contract with a substitute supplier. We could have difficulty identifying a substitute supplier in a timely manner or on commercially reasonable terms. If the production of our products, parts and services were interrupted or could not continue in a cost-effective or timely manner, our business, financial position, and results of operations, could be materially adversely affected.

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

In December, 2004, the FASB issued SFAS No. 123(R). This standard requires expensing of stock options and other share-based payments and supercedes the FASB’s earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 1 to these condensed consolidated interim financial statements. In April 2005, the SEC approved a new rule to delay the effective date of SFAS 123(R) to annual periods that commence after June 15, 2005. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the first quarter of fiscal 2006. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption of SFAS No. 123(R) to have a significant adverse impact on our consolidated operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2005 in our exposure to market risk for changes in interest rates and foreign currency exchange rates.

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

There have been no significant changes in internal controls over financial reporting (as defined in Rule 13a-15(f)) during the three months ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Overview

From time to time, we have been involved in a variety of legal proceedings. For a complete description of legal proceedings, see our annual report on Form 10-K for the year ended December 31, 2004. During the quarter ended March 31, 2005, there were no material developments with respect to such previously existing proceedings and no new material proceedings not previously disclosed, except as follows:

On or about November 12, 2004, two putative class action lawsuits were filed in the Superior Court of the State of California, County of Santa Clara, against VISX and the VISX Board of Directors. The cases were captioned William Kinchy vs. VISX, Incorporated, et al., Case No. 104CV030447 and Douglas Shearer vs. VISX, Incorporated, et al., Case No. 104CV030452. On January 27, 2005, the court ordered the two cases consolidated under the Kinchy case. On January 28, 2005, William Kinchy filed an amended complaint that alleges, among other things, that the VISX Board of Directors and certain executive officers breached their fiduciary duties of loyalty and due care by approving the merger agreement with AMO and the merger contemplated by the merger agreement without undertaking sufficient efforts to obtain the best offer possible for stockholders. The complaint further alleges that the consideration to be paid in the merger is unfair and inadequate, and that the defendants breached their fiduciary duties of care, loyalty and candor to VISX’s public stockholders in connection with the merger. The complaint seeks an injunction prohibiting VISX from consummating the merger and rights of rescission against the merger and any of the terms of the merger agreement, as well as attorneys’ fees and costs.

On March 14, 2005, we reached an agreement in principle with plaintiff’s counsel pursuant to which plaintiff will release the defendants, as well as AMO and certain VISX agents and affiliates, from all claims that have been brought or could have been brought under state or federal law arising out of or relating to the merger. The settlement agreement remains subject to approval by the Superior Court of the State of California for the County of Santa Clara, which is not expected to be obtained prior to the completion of the merger. Under the agreement in principle, we agreed to make certain additional disclosures that have been included in the joint proxy statement/prospectus. In addition, we have agreed that we will not oppose a fee application by plaintiff’s counsel of up to $500,000. The settlement does not contemplate any changes to the merger agreement or the merger.

In or about October 2001, we terminated a Development and Supply Agreement with Aculight Corporation (the “Agreement”). The Agreement requires that before any party may commence litigation for any controversy or claim arising under the Agreement, such claim must first be submitted to nonbinding mediation. Aculight has corresponded with us concerning a claim that it is owed approximately $1.9 million in cancellation fees by virtue of our termination of the Agreement. We deny that any amounts are owed because Aculight was in breach of certain obligations under the Agreement at the time of termination; Aculight contends that it did not breach any such obligations. Aculight demanded mediation of this dispute pursuant to the Agreement, and in January 2005, we scheduled mediation before Judicial Arbitration and Mediation Services (JAMS) for March 25, 2005. This mediation is currently ongoing with no agreement having yet been reached. While it is not feasible to predict or determine with certainty the final outcome of the mediation, or any lawsuit filed by Aculight if the parties’ dispute is not resolved by mediation, we believe any such lawsuit would be without merit, and that the mediation or lawsuit would not be likely to give rise to any liability that would materially affect our financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the quarter ended March 31, 2005.

Item 5. Other Information

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, VISX is responsible for disclosing the non-audit services approved by VISX ‘s Audit Committee to be performed by KPMG LLP, VISX ‘s registered independent public accounting firm. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of VISX. The non-audit services approved by the Audit Committee in the first quarter are considered by VISX to be audit-related services that closely relate to the financial audit process. Each of the services has been approved in accordance with a pre-approval from the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee.

During the quarterly period covered by this filing, the Committee approved additional engagements and products of KPMG LLP for the following non-audit services and products: tax return preparation, online accounting support tool, and tax matter consultations concerning federal and state taxes.

Item 6. Exhibits

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

VISX, Incorporated (Registrant)

May 6, 2005	/s/ Elizabeth H. Dávila

Elizabeth H. Dávila
Chairman of the Board and
Chief Executive Officer

May 6, 2005	/s/ Derek A. Bertocci

Derek A. Bertocci
Senior Vice President and
Chief Financial Officer (principal
financial officer)

May 6, 2005	/s/ Martyn J. Webster

Martyn J. Webster
Controller (principal
accounting officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002